Form 10-Q
period 2015-09-30
CEN BIOTECH INC
filed 2015-11-18
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number 001-37567. Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

CEN BIOTECH, INC.

 (Exact name of registrant as specified in its charter)

Ontario, Canada	______________________
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

20 North Rear Road, Lakeshore, Ontario, Canada NOR lK0

(Address of principal executive offices)

226-344-0660

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer      .    Accelerated Filer      .     Non-Accelerated Filer      .     Smaller Reporting Company  X .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes      .  No  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .  No  X .

At September 30, 2015 the number of shares of the Registrant’s common stock outstanding was 7,000,000.

CEN BIOTECH, INC.

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

CEN BIOTECH, INC.

BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:
Cash	$3,798	$44,433
Due from Creative Edge Nutrition, Inc.	167,456	167,456
Total	171,254	211,889

FIXED ASSETS:
Land	1,064,651	1,064,651
Construction-in-progress	1,096,816	1,096,816
Leasehold improvements in progress	6,130,644	6,082,971
Total	8,292,111	8,244,438
Total	$8,463,365	$8,456,327

LIABILITIES AND STOCKHOLDER DEFICIT

CURRENT LIABILITIES:
Loans payable – related parties	$1,440,482	$1,309,220
Loans payable	9,881,855	9,600,000
Accrued interest and other expenses (including accrued interest to related parties of $236,714 and $66,928, respectively)	1,514,111	336,217
Accounts payable	61,113	-
Total	12,897,561	11,245,437

LONG-TERM DEBT:
Loans payable – related party	612,000	612,000

Total	13,509,561	11,857,437

STOCKHOLDER DEFICIT:
Preferred stock; unlimited number of shares authorized; 100,000 outstanding	10	10
Common stock; unlimited number of shares authorized; 7,000,000 outstanding	82	82
Accumulated deficit	(5,046288)	(3,401,202)
Total	(5,046,196)	(3,401,110)

Total	$8,463,365	$8,456,327

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	2015	2014

Revenue	$-	$-

Costs and Expenses:
Salary and consulting fees	20,042	232,002
General and administrative	180,402	209,097

Total expenses	200,444	441,099
Operating Loss	(200,444)	(441,099)

Other Expenses – Interest	(355,984)	(8,525)
Gain (loss) on foreign exchange	-	3,152
Net Loss	$(556,428)	$(446,472)

Net Loss Per Share: Basic And Diluted	$(0.08)	$(5,952.96)

Weighted Average Number of Shares Outstanding: Basic And Diluted	7,000,000	75

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	2015	2014

Revenue	$-	$-

Costs and Expenses:
Salary and consulting fees	123,411	1,249,765
General and administrative	475,800	1,051,899

Total expenses	599,211	2,301,664
Operating Loss	(599,211)	(2,301,664)

Other Expenses – Interest	(1,047,554)	(8,525)
Gain (loss) on foreign exchange	1,679	3,152
Net Loss	$(1,645,086)	$(2,307,037)

Net Loss Per Share: Basic And Diluted	$(0.24)	$(30,760.49)

Weighted Average Number of Shares Outstanding: Basic And Diluted	7,000,000	75

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,645,086)	$(2,313,341)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in net operating assets:
Due from Creative Edge Nutrition, Inc.	-	399,346
Accounts payable	61,113	-
Accrued interest and other expenses	1,177,894	(182,430)
Cash Flows Used In Operating Activities	(406,079)	(2,096,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	-	-
Proceeds from loans (including $131,260 from related parties in 2015)	413,117	10,252,000
Total	413,117	10,252,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property	-	(1,064,651)
Construction-in-progress	-	(730,287)
Leasehold improvements in progress	(47,673)	(6,288,846)
Total	(47,673)	(8,083,784)

NET CHANGE IN CASH	(40,635)	71,791

Cash, beginning of period	44,433	-
Cash, end of period	$3,798	$71,791

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

Notes to the Financial Statements

September 30, 2015

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto.

Organization

CEN Biotech, Inc. (“CEN” or the “Company”) was incorporated in Canada on August 4, 2013 as a subsidiary of Creative Edge Nutrition, Inc. (“Creative”), a public company incorporated in Nevada. Creative will distribute all of the shares of CEN common stock on a pro rata basis to the Creative shareholders at which time CEN will be an independent public company. CEN is an early stage Canadian biopharmaceutical company founded to integrate agronomical and pharmaceutical principles for the purposes of growing, selling, processing and delivering pharmaceutical-grade medical marijuana in its pure and extracted form to patients in accordance with Health Canada’s newly-formed Marihuana for Medical Purposes Regulations (MMPR).

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting using accounting principles generally accepted in the United States. The Company has elected a calendar year end.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of September 30, 2015.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,046,288 at September 30, 2015, and had no committed source of debt or equity financing.

While the Company is attempting to obtain a license from Health Canada and generate revenues, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management believes that the actions presently being taken to obtain the license from Health Canada has a realistic chance of succeeding. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – CONTINGENCIES AND UNCERTAINTIES

On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Health Canada. The Company filed an application for judicial review in Canadian federal court on April 10, 2015 in order to obtain a reversal of this decision. The outcome of this legal proceeding cannot be predicted. The file is currently making its way through the legal process in Federal Court in Canada.

NOTE 4 – NOTES PAYABLE

The short-term loans outstanding consist of:

•

Global Holdings International, LLC - $9,675,000 which bears interest at 12% per annum. This note matured June 30, 2015 and became due on demand. Subsequently, the maturity date was extended to June 30, 2016. This loan is secured by the Company’s equipment.

•

Jeff Thomas - $595,000 which bears interest at 10% per annum. Mr. Thomas is a former director of Creative Edge. This loan is unsecured and is due December 31, 2015.

•

Joe Byrne - $89,459 which bears interest at 12% per annum and is unsecured. This note is due December 31, 2015. Mr. Byrne provides legal services to the Company.

•

Joe Byrne - $117,396 which bears interest at 12% per annum and is unsecured. This note is due July 2, 2016. Mr. Byrne provides legal services to the Company.

•

Bill Chaaban (President of the Company) - $113,348 which bears interest at 10% per annum and is unsecured. Mr. Chaaban is President of the Company. This note is due December 31, 2015.

•

Bill Chaaban (President of the Company) - $600,872 which bears interest at 12% per annum. This note is due December 31, 2015 and is secured by the assets at 135 North Rear Road.

•

Bill Chaaban (President of the Company) – several notes aggregating $114,457 which bears interest at 12% per annum. These notes are due December 31, 2015.

•

Bill Chaaban (President of the Company) – $16,805 which bears interest at 10% per annum. This note is due December 31, 2015.

There is a long-term loan with a principal balance of $612,000 due to Mr. Chaaban. It bears interest at an annual rate of 12% and is repayable in installments through October 2017. If the Company defaults, Mr. Chaaban has the right to purchase the property at 135 North Rear Road for a price equal to the unpaid principal and interest of the loan.

At September 30, 2015, the Company owed $1,047,554 as interest on these loans. This amount is included on the balance sheet under “Accrued interest and other expenses.”

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from October 1, 2015 through November 13, 2015, the date of issuance of the last quarterly financial statements, and has determined it does not have any material subsequent events to disclose.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Note Regarding Forward-Looking Statements

Certain matters discussed in this interim report on Form 10-Q are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

•

the adequacy of our cash resources and working capital, and

•

other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as “we,” “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-Q. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended September 30, 2015. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

Separation from Creative

In November 2013, Creative announced plans to separate into two publicly-traded companies, one comprising of our planned specialty pharmaceutical business located in Canada from our nutritional supplements business. As part of the separation, Creative has transferred substantially all of the assets and liabilities of the specialty pharmaceutical business to CEN. The distribution is expected to occur through a pro rata distribution of CEN shares to Creative shareholders that is tax free for U.S. Federal income tax purposes. CEN was incorporated in Ontario as a wholly-owned subsidiary of Creative on August 2013.

Our historical financial statements have been prepared on a stand-alone basis in conformity with U.S. generally accepted accounting principles.

Operations

All operations since inception relate to preparing a facility and designing operations that will comply with the requirements of Health Canada.

During the three and nine months ended September 30, 2015, substantially all of the Company’s efforts involved working on getting its necessary license from Health Canada compared with developing the facilities which was done in 2014.

Liquidity and Capital Resources

The short-term loans outstanding consist of:

•

Global Holdings International, LLC - $9,675,000 which bears interest at 12% per annum. This note matured June 30, 2015 and became due on demand. Subsequently, the maturity date was extended to June 30, 2016. This loan is secured by the Company’s equipment.

•

Jeff Thomas - $595,000 which bears interest at 10% per annum. Mr. Thomas is a former director of Creative Edge. This loan is unsecured.

•

Joe Byrne - $89,459 which bears interest at 12% per annum and is unsecured. This note is due December 31, 2015. Mr. Byrne provides legal services to the Company.

•

Joe Byrne - $117,396 which bears interest at 12% per annum and is unsecured. This note is due July 2, 2016. Mr. Byrne provides legal services to the Company.

•

Bill Chaaban (President of the Company) - $113,348 which bears interest at 10% per annum and is unsecured. Mr. Chaaban is President of the Company. This note is due December 31, 2015.

•

Bill Chaaban (President of the Company) - $600,872 which bears interest at 12% per annum. This note is due December 31, 2015 and is secured by the assets at 135 North Rear Road.

•

Bill Chaaban (President of the Company) – several notes aggregating $114,457 which bears interest at 12% per annum. These notes are due December 31, 2015.

•

Bill Chaaban (President of the Company) – $16,805 which bears interest at 10% per annum. This note is due December 31, 2015.

There is a long-term loan with a principal balance of $612,000 due to Mr. Chaaban. It bears interest at an annual rate of 12% and is repayable in installments through October 2017. If the Company defaults, Mr. Chaaban has the right to purchase the property at 135 North Rear Road for a price equal to the unpaid principal and interest of the loan.

At September 30, 2015, the Company owed $1,047,554 as interest on these loans. This amount is included on the balance sheet under “Accrued interest and other expenses.”

CEN has no committed source of debt or equity financing. Our President is seeking additional financing from his business contacts, but no assurances can be given that such financing will be obtained or, if obtained, on what terms. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal period ended December 31, 2014 that states that our lack of committed resources causes substantial doubt about our ability to continue as a going concern

Fluctuations of foreign exchange rates may adversely affect our reported results.

Our planned operations will be conducted solely in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in reported amounts from Canadian operations in our consolidated financial statements. Currently, the US Dollar is the functional currency, because the bulk of the Company’s transactions have been in US dollars, and because the Company has received the vast majority of its funding in US dollars. Therefore, any change in the exchange rate will affect our reported sales, expenses and net income.

We have not entered into hedging transactions with respect to our foreign currency exposure, but may do so in the future. We cannot be assured that fluctuations in foreign currency exchange rates will not have a material adverse impact on our business, financial condition or results of operations.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

The Company does not currently expect its planned business to be seasonal in nature.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

ITEM 4

CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Disclosure Controls and Procedures and Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our internal control over disclosure controls and procedures and financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•

that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of September 30, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of September 30, 2015 was effective.

During the quarter ended September 30, 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

The Company’s management, including the Company’s CEO/CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II

ITEM 1

LEGAL PROCEEDINGS

On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Health Canada. The Company filed an application for judicial review in Canadian federal court on April 10, 2015 in order to obtain a reversal of this decision. The outcome of this legal proceeding cannot be predicted. The file is currently making its way through the legal process in Federal Court in Canada.

ITEM 1A.

RISK FACTORS

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide to invest in shares of our common stock.

If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

1.

We have a limited operating history as a specialty pharmaceutical company in which to evaluate our business.

We plan on being a specialty pharmaceutical business with an initial emphasis on supplying medical marijuana in Canada. However, we have not yet generated any revenues nor received necessary licenses that are needed to commence business. We cannot provide any assurances that we will generate revenues and, if we do, when and how much the initial revenue will be. If we are unable to generate revenue our business will fail.

2.

Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We have not yet generated any revenue and have no committed sources of ongoing debt or equity financing. At September 30, 2015, we had cash of $3,798 and a working capital deficit of $12,700,000. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal period ended December 31, 2014 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

3.

The failure to become licensed by Health Canada for the production of medical marijuana production may cause us to abandon or seriously delay our business plan.

On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Health Canada. The Company filed an application for judicial review in Canadian federal court on April 10, 2015 in order to obtain a reversal of this decision. The outcome of this legal proceeding cannot be predicted. The file is currently making its way through the legal process in Federal Court in Canada. We cannot predict the likely outcome of this litigation.

There is no assurance that our request for a license to produce and market medical marijuana will be approved by Health Canada. Our failure to obtain a license from Health Canada would materially and adversely affect our company's operations, and we would need to revise or abandon our business plan accordingly.

4.

 The town in which our facilities are located is attempting to retroactively change the zoning laws to prevent the growing of marijuana on our site. If the town is successful with this attempt, we would be unable to use our facility as planned.

Our site was chosen in conjunction with meetings with the Economic Development Officer for the Town of Lakeshore. We chose this location because of assurances from Town officials stating that the property had the proper zoning to undertake our stated business plan. We also provided a written notice was given to the Town of Lakeshore of our intent to use our agricultural zoned land for growing medical marihuana. We then applied for and received building permits from the Town of Lakeshore. We underwent numerous building inspections from the Town’s building department and successfully closed out the permits. We contend that our site is grandfathered for its agricultural use since we relied on the statements and actions from the Town. The Town is now retroactively attempting to enact a bylaw to change the zoning required. We have filed a claim against the Town before the Ontario Municipal Board but cannot predict the timing or outcome of this action.

5.

Uncertain demand for medical marijuana products may cause our business plan to be unprofitable.

Demand for medical marijuana is dependent on a number of social, political and economic factors that are beyond the control of our company. While we believe that demand for medical marijuana will continue to grow in Canada, there is no assurance that such increase in demand will happen or that our business venture will be profitable.

6.

We may not acquire market share or achieve profits due to competition in the medical marijuana industry.

If we receive our license from Health Canada, we will be operating in a highly competitive marketplace with various competitors. Increased competition may result in lower than anticipated gross margins and/or loss of market share, either of which would seriously harm its business and results of operations. Management cannot be certain that we will be able to compete against current or future competitors or that competitive pressure will not seriously harm our business. Some of our potential competitors are much larger and have greater access to capital, sales, marketing and other resources. These competitors may be able to respond more rapidly to new regulations or devote greater resources to the development and promotion of their business model than we can. Furthermore, some of these competitors may make acquisitions or establish co-operative relationships among themselves or with third parties in the industry to increase their ability to rapidly gain market share.

7.

CEN is and will continue to be completely dependent on the services of our president, Bill Chaaban, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Our operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Chaaban, our President, Chief Executive Officer and Chairman. If he should choose to leave us for any reason or become ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this information statement. We will fail without the services of Mr. Chaaban or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Chaaban naming us as the beneficiary when and if we obtain the resources to do so and if he is insurable at the time of application. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

8.

Bill Chaaban will make all decisions concerning his compensation for the foreseeable future. These decisions may not be in the best interests of other investors.

Mr. Chaaban currently has an employment agreement calling for annual compensation of $1,200,000 per year and will make all decisions determining the amount and timing of his compensation for the foreseeable future until, if ever, we establish a compensation committee of the board of directors. His decisions about compensation may not be in the best interests of other shareholders.

9.

Bill Chaaban holds shares of special voting stock having super voting rights which will enable him to determine the outcome of all shareholder votes.

Mr. Chaaban holds 100,000 shares of special voting stock with each share being entitled to 500 votes. The special voting rights go in effect concurrent with the distribution. Therefore, Mr. Chaaban will be able to control the outcome of all shareholder votes including votes relating to director elections, mergers and acquisitions and appointments of independent auditors. His decisions about any or all of these matters may not be in the best interests of other shareholders.

10.

After CEN's separation from Creative, CEN will have debt obligations that could adversely affect its business and its ability to meet its obligations and pay dividends.

At September 30, 2015, CEN has notes and loans and accrued expenses aggregating $13,448,448 all of which will be included in the spinoff. Since CEN has no current revenue, we will have to locate other sources of debt or equity financing in order to meet these obligations. If we are unable to do so, we may default on some commitments which could have a very negative effect on our business.

11.

We will be subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the filing of our registration statement on Form 10 of which this information statement is a part, we will be required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be specifically predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, based on conversations with our professionals, the annual costs are likely to range from $25,000 to $75,000 in the first year or two after our Registration statement goes effective. The incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

12.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may become inadequate or ineffective if our operations grow, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

13.

Our reputation in the industry will be very important as we grow the business, and any negative impact on our reputation could be damaging to our business.

As a planned producer and a retailer of a controlled substance in Canada that has been commonly associated with various other narcotics, violence, and criminal activities, there is a risk that our business would result in negative publicity and public opinion. Lack of understanding and awareness of the medical benefits associated with cannabis is poorly understood across the mainstream public despite various efforts to build such awareness. These conditions could adversely impact our ability to operate and could have a negative impact on our stock price.

14.

There are safety operational risks related to the cultivation and storage of our products at the facilities.

Given the nature of our planned initial product and its lack of legal availability outside of the therapeutic channels, as well as the planned concentration of abundant stock within one facility, despite meeting or exceeding Health Canada’s security requirements, there remains a risk of shrinkage as well as theft. Also, as an agricultural product, despite meeting or exceeding Health Canada’s requirements regarding good production practices, there remains a risk of diseases and pests impacting not only yield and revenue but overall product quality to consumers.

15.

There are risks related to the quality and quality control of our products.

We may be subject to liability of our products and must ensure quality control of the product at every stage. As a planned manufacturer and distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of our planned products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with its clients and consumers generally, and could have a material adverse effect on our results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

Risks Related to Our Common Stock

16.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, we may attempt to use non-cash consideration to satisfy obligations or obtain financing. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions would result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

17.

Our chief executive officer controls all corporate activities and can approve all transactions, including mergers, without the approval of other shareholders.

Our chief executive officer has a sufficient number of shares to control all corporate activities and can approve transactions, including possible mergers, issuance of shares and their compensation level, without the approval of other shareholders. The decisions may not be in the best interests of other shareholders.

18.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this information statement, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCQB maintained by the OTC Markets Group commencing upon the filing of our registration statement of which this information statement is a part. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require or that any buying of our shares will ever take place.

Because of the possible low price of our securities, many brokerage firms may not be willing to effect transactions in these securities. Purchasers and holders of our securities should be aware that any market that develops in our stock may be subject to the penny stock restrictions.

19.

Our shares may not become eligible to be traded electronically which would result in brokerage firms being unwilling to trade them.

If we become able to have our shares of common stock quoted on the OTCQB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCQB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCQB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCQB, it is a necessity to process trades on the OTCQB if a company’s stock is going to trade with any volume.

We have been advised that DTC retains the right to deny a company the ability to use their depository without providing a reason for the denial. The eligibility review process should include a clean presentation of facts and documents that meet DTC’s standards. Eligibility requirements include that the securities must be: issued in a transaction registered with the SEC pursuant to the Securities Act of 1933, as amended; or issued in a transaction exempt from registration pursuant to a '33 Act exemption, that at the time of the request for DTC eligibility no longer involves transfer or ownership restrictions; or eligible for resale pursuant to Rule 144A or Regulation S under the '33 Act (and must otherwise meet DTC's eligibility criteria).

Although we believe that we meet the requirements of DTC listing, there are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

20.

Our goal is to have our shares listed on the NYSE MKT but cannot predict the likelihood or timing of that happening.

Our ultimate goal is to have our shares listed on the NYSE MKT. That market has various requirements regarding a company’s financial condition and other matters like independent directors and other corporate governance matters. We cannot predict the likelihood or timing of being accepted for listing on the NYSE MKT.

21.

Any market that develops in shares of our common stock may be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

Our shares may be considered a “penny stock.” Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification will severely and adversely affects any market liquidity for our common stock if our shares have a market price of less than $5.00 per share. We cannot predict the likely price of our shares if a market does develop.

22.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

CEN cannot predict the likelihood of a market developing for our shares or, if developed, what the share price will be. If the price per share is less than $5.00, the shares will be considered to be penny stocks. Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

23.

CEN is a Canadian company which may make it difficult for U.S. shareholders to enforce legal judgements.

CEN is a Canadian Company. As such it may be difficult and expensive to enforce legal judgements issued by a court in the United States against CEN and possibly its officers or directors. Similarly, it may be difficult and expensive for an American shareholder to bring litigation against CEN or its officers and directors in a Canadian court.

24.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

25.

Because we may not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions, we have not yet adopted these measures.

We do not currently have independent audit or compensation committees. As a result, our president has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4

MINE SAFETY DISCLOSURES

N/A

ITEM 5

OTHER INFORMATION

None

ITEM 6

EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEN Biotech, Inc.

 (Registrant)

By: /s/Bill Chaaban

Bill Chaaban

Chief Executive and Chief Financial Officer

November 16, 2015