Form 10-K
period 2015-12-31
CEN BIOTECH INC
filed 2016-04-14
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2015

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-55557

CEN BIOTECH , INC.
(Exact Name of Registrant as Specified in its Charter)

Ontario, Canada	-
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
20 North Rear Road Lakeshore, Ontario, Canada	N0R lK0

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 226-344-0660

Securities registered under Section 12(b) of the Act: Common Stock

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      .  No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      .

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .  No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2015 is 7,000,000 shares of common stock and 100,000 shares of preferred stock, both with no par value per share.

The Registrant’s common stock has not traded on the OTCQB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the outstanding shares held by non-affiliates, based upon the book value as of December 31, 2015 was $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

CEN BIOTECH, INC.

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1.

BUSINESS

Introduction

CEN Biotech, Inc. (“CEN” or the “Company”) was incorporated in Canada on August 4, 2013 as a subsidiary of Creative Edge Nutrition, Inc. (“Creative”), a public company incorporated in Nevada. Creative distributed all of the shares of CEN common stock on a pro rata basis to the Creative shareholders on February 29, 2016 at which time CEN became an independent public company. At the time of the spinoff, CEN and Creative had separate officers and directors. No individual is an officer or director of both. Creative will cooperate with CEN if any corporate or similar information is needed Otherwise, there will be virtually no areas of ongoing relationship.

CEN is an early stage Canadian biopharmaceutical company founded to integrate agronomical and pharmaceutical principles for the purposes of growing, selling and delivering pharmaceutical-grade medical marijuana to patients in accordance with Health Canada’s newly-formed Marihuana for Medical Purposes Regulations (MMPR).

CEN obtained funding to build the initial phase of its comprehensive seed-to-sale facility and, upon full licensure, will begin operating its state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario. CEN has applied for a license with Health Canada but cannot provide any assurances of the likelihood of receiving the license or the timing involved.

If licensed, the facility can begin growing immediately once it sources the seeds. The selling process would then commence.

JUDICIAL REVIEW:

On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Health Canada. The Company filed an application for judicial review in Canadian federal court on April 10, 2015 in order to obtain a reversal of this decision.

The file is currently making its way through the legal process in Federal Court. The steps to this appeals process are:

•

Step 1: The applicant gathers the required resources

•

Step 2: The applicant considers the preliminary issues of jurisdiction, standing, and timelines

•

Step 3: The applicant drafts the notice of application and the Federal Court issues it

•

Step 4: The respondent files a notice of appearance

•

Step 5: The tribunal transmits the certified tribunal record to the parties and to the Federal

•

Step 6: The applicant serves its affidavit evidence, if necessary

•

Step 7: The respondent serves its affidavit evidence, if necessary

•

Step 8: The parties conduct cross-examinations, if necessary

•

Step 9: The applicant files the applicant's record

•

Step 10: The respondent files the respondent's record

•

Step 11: The applicant files a requisition for hearing date

•

Step 12: The parties prepare for the hearing

•

Step 13: The parties attend the hearing

•

Step 14: The parties complete post-hearing tasks

The appeals process, as of March 8, 2016 is up to Step 8. The outcome and timing of this legal proceeding cannot be predicted.

On February 24, 2016, in the case of NEIL ALLARD, TANYA BEEMISH, DAVID HEBERT AND SHAWN DAVEY v. HER MAJESTY THE QUEEN IN RIGHT OF CANADA, The Federal Court ruled the following:

“VIII. Conclusion

[289] For all these reasons, the Court has concluded that the Plaintiffs have established that their s 7 Charter rights have been infringed by the MMPR and that such infringement is not in accordance with the principles of fundamental justice or otherwise justified under s 1.

IX. Disposition and Remedy

[290] For these reasons, I find that the MMPR regime infringes the Plaintiffs’s 7 Charter rights and such infringement is not justified.

[291] In several decisions regarding the MMAR, the Courts have struck out either certain provisions or certain words in certain provisions, but otherwise left the structure of the regulation in place. Most of these decisions related to criminal charges where such narrow, feasible and effective excising was appropriate.

[292] In the present case, the attack has been on the structure of the new regulation. It would not be feasible or effective to strike certain words or provisions. That exercise would eviscerate the regulation and leave nothing practical in place.

The Defendant has recognized the integrated nature of the MMPR provisions.

[293] It is neither feasible nor appropriate to order the Defendant to reinstate the MMAR (as amended by current jurisprudence). It is not the role of the Court to impose regulations. The MMAR may be a useful model for subsequent consideration; however, it is not the only model,

Page: 102

nor is a MMAR-type regime the only medical marihuana regime, as experience from other countries has shown.

[294] The remedy considerations are further complicated by the fact that there is no attack on the underlying legislation. Striking down the MMPR merely leaves a legislative gap where possession of marihuana continues as a criminal offence. Absent a replacement regulation or exemption, those in need of medical marihuana – and access to a Charter compliant medical marihuana regime is legally required – face potential criminal charges.

[295] It would be possible for the Court to suspend the operation of the provisions which make it an offence to possess, use, grow and/or distribute marihuana for those persons holding a medical prescription or medical authorization. However, this is a blunt instrument which may not be necessary if a Charter compliant regime were put in place or different legislation were passed.

[296] The appropriate resolution, following the declaration of invalidity of the MMPR, is to suspend the operation of the declaration of invalidity to permit Canada to enact a new or parallel medical marihuana regime. As this regime was created by regulation, the legislative process is simpler than the requirement for Parliament to pass a new law.

[297] The declaration will be suspended for six (6) months to allow the government to respond to the declaration of invalidity”

The MMPR has been declared to be of no force and effect, but that declaration is put on hold for 6 months to allow the government to deal with new legislation. In the interim, both the MMPR and MMAR stay in effect pursuant to the terms of the Injunction of Manson J of March 21, 2014

OMB HEARING:

CEN Biotech in conjunction with the property owner of 20 North Rear Rd filed appeals to the Town of Lakeshores zoning bylaws and the Official Plan regarding Medical Marihuana facilities.

ONTARIO SUPERIOR COURT CASE

On or about February 2, 2016, CEN Biotech filed a Statement of Claim against the Attorney General of Canada in the Ontario Superior Court of Justice. In its claim, CEN Biotech claims the following:

(a) damages for detrimental reliance in the sum of FIFTEEN MILLION DOLLARS ($15,000,000.00);

(b) damages for pure economic loss in an undetermined amount;

(c) prejudgment and post judgment interest in accordance with sections 128 and 129 of the Courts of Justice Act, R.S.O. 1990, c. C.43, as amended, and section 31 of the Crown Liability and Proceedings Act, R.S.C., 1985, c. C-50, as amended;

(d) the costs of this proceeding on a substantial indemnity basis, plus all applicable taxes; and

(e) such further and other Relief as to this Honourable Court may seem just.

CEN’s new facility was engineered to meet all Health Canada requirements under the MMPR, including but not limited specifications for security, good production practices, packaging, labeling, distribution, record-keeping and reporting. The planning and construction of the facility was overseen by R.X.N.B., Inc., an entity which is 45% owned by Mr. Chaaban. Through December 31, 2014, R.X.N.B. had billed and collected $2,439,900 for its work on the project.

Based on Health Canada’s projected ten-year medical marijuana market growth rate, over 800,000 kilograms of medical marijuana will need to be produced per year by 2024. CEN is planning to assist production and supply of medical marijuana to the Canadian market, growing with the needs of the industry as it progresses.

CEN plans to develop educational alternative treatment programs to help replace certain narcotic drugs, when deemed appropriate by healthcare practitioners. The plan is for this to be achieved by focusing on patients diagnosed with disease-states, which have been recognized by Health Canada as applicable for candidates to use medical marihuana as an alternative to their previously prescribed narcotics. These patients could potentially benefit from the use of medical marihuana as an alternative treatment modality and in some cases, as an added aid in efficacy as a 2nd or 3rd line option.

Furthermore, CEN plans to develop value-added services, such as a patient-care ambassador program, which dedicates a patient and their healthcare practitioner to a designated liaison. This program will secure basic patient information, preferences, and other pertinent data available so that patients can cater their treatment program to their lifestyles and evolving medication needs, while helping patients keep track of their next appointment dates. Through technological innovation, CEN will seek to create the best possible solutions for both the patient and their healthcare practitioner.

CEN is also developing relationships with other specialists to assist in developing its overall list of services.

Regulatory Environment

Medical marijuana has been making headlines in Canada after changes to regulations created a new market for commercial marijuana production. On April 1, 2014, the Marihuana for Medical Purposes Regulations ("MMPR") replaced the previous Marihuana Medical Access Regulations ("MMAR"). Under the old regulatory scheme, authorized patients could obtain licenses to grow their own marijuana at home, designate a third party to grow marijuana on their behalf, or purchase it from Health Canada's approved supplier. Now, medical marijuana may only be obtained from a producer licensed by Health Canada, either directly or through a licensed dealer or health care practitioner.

Health Canada estimates that demand for medical marijuana will increase ten-fold and sales will reach $1.3 billion dollars per year by 2024, making it an attractive market for prospective producers and those looking to invest. By requiring that medical marijuana must ultimately be obtained from independently licensed producers, the MMPR has effectively created the basis for this new industry. While "designated persons" were licensed under the MMAR to grow medical marijuana for use by others, they were limited to providing for a maximum of two authorized patients.

The use of marijuana for medical purposes was banned in Canada in the 1930s and remained so until 2000 when R. v. Parker found the total prohibition on marijuana unconstitutional. While marijuana is still not an approved drug or medicine in Canada, the government subsequently took steps to exempt certain users from the provisions of the Controlled Drugs and Substances Act ("CDSA") that criminalize its possession, paving the way for patients to access the drug. Under the Marihuana Medical Access Regulations , patients or their designated persons were allowed to grow marijuana on a small scale, often in their homes. This system led to concerns over public health, safety and security; concerns that were the impetus behind the new MMPR which only provides access to marijuana through purchasing it from licensed and inspected commercial producers.

There are several key aspects of the new regulations that anyone looking to enter or invest in this industry should take into consideration:

License Application

In order to produce medical marijuana in Canada, a company must obtain a license from Health Canada. The licensing process is extensive - prospective licensees must demonstrate that they meet a number of requirements set out in the MMPR such as strict security measures, good production practices, approval from local municipalities, police and fire authorities, and security clearance for key personnel.

There is currently no limit to the number of licenses that Health Canada will approve. Currently, 26 companies hold licenses and many additional applications have been made.

Strict Compliance

Obtaining a license is only the first step for prospective producers.

Because marijuana is not an approved drug or medicine in Canada, it is likely that Health Canada will be rigorous in its oversight of licensed producers. Strict compliance with the MMPR will be necessary to ensure that licenses, which expire after a maximum of two years, will in fact be renewed. Licenses may be refused renewal or revoked for failing to comply with the MMPR and other applicable legislation including the CDSA, Narcotic Control Regulations, and Food and Drugs Act. Other grounds for failure to renew or revocation include improper security measures, not obtaining security clearances for specified personnel, or record keeping that does not comply with the regulations.

In addition, licenses may be revoked: if there are reasonable grounds to believe that the license was issued under false or misleading pretense; if the producer contravenes legislation; if there are reasonable grounds to believe that product has been diverted to an illicit market or use; or if any of the specified personnel do not hold security clearance.

Production

Under the new regulations, only dried marijuana may be sold (under the old regulatory scheme, authorized users could possess marijuana in any number of forms) and must be mailed directly to the patient or his or her health care practitioner. Dried marijuana may also be exported with authorization from Health Canada. There is no limit on the strains that may be produced and no set requirements for pricing. However, each licensed producer must employ a quality assurance person with the necessary technical knowledge to maintain the appropriate quality of dried marijuana.

The MMPR requires indoor production and storage facilities that are secured by visual perimeter monitoring, restricted access, and other protective measures. Security clearance is required for specified personnel such as the senior person in charge, responsible and alternate persons in charge, each officer and director of the licensed producer, and any individuals authorized to order cannabis seeds on behalf of the licensed producer.

Marketability

The ability to effectively market medical marijuana is also an important consideration. Because there is currently no set limit to the number of licenses Health Canada will approve, there is the potential for an influx of producers into the marketplace which may lead to fierce competition for customers.

Advertising of medical marijuana must be in compliance with the Narcotic Control Regulations as it is still classified as a "controlled substance." As a result, licensed producers will only be able to market their products to health care practitioners and not to the general public. Producers must also be careful to comply with s.16 of the MMPR, requiring them to include their name as set out in their license on all product labels, advertising, orders, shipping documents, invoices, and other such documents.

These limitations will not prevent a licensed producer from establishing a brand, promoting the merits of their product, and beginning to differentiate their proprietary strains and techniques. However, because marijuana is a controlled substance, and advertisements cannot be made to the general public, any awareness campaigns or targeted advertising will more likely follow the pharmaceutical advertising model, and less likely to follow the lifestyle-focused style of advertising of medicinal drugs commonly advertised to the public on TV or via the Internet.

Judicial Challenge

Any uncertainty surrounding how the new MMPR will work in practice has been increased by recent litigation seeking to declare the new MMPR unconstitutional. In B.C., Neil Allard et al v. HMTQ 7 has challenged the constitutionality of the new regulations under section 7 of the Charter of Rights and Freedoms . Plaintiffs argue that they will not be able to afford the marijuana sold by licensed producers, which is expected to be priced higher than the costs of growing for personal use, and so will either have to let their health suffer or use an illegal means to obtain the drug. An interim injunction was granted March 21, 2014, exempting patients who held valid licenses under the old regulations from compliance with the new scheme, essentially allowing them to continue to grow the marijuana at home. The government has since filed an appeal of this injunction. Similar cases have been brought across Canada.

Conclusion

CEN believes that it has built a facility and will use procedures that meet or exceed all established requirements. CEN will use independent reps to introduce its products to doctors. It will obtain documentation to prove that the person to whom products are shipped is the same person named in the medical authorization. An applicant cannot obtain a pre-license inspection of its facility without completing the security clearance. It is our opinion that Bill Chaaban was granted the security clearance as evidenced by the pre-license inspection having been conducted. Health Canada appears to be contending that no security clearance is currently in effect. This contention is in direct conflict with Health Canada’s process and is being argued in the Judicial Review before the Federal Court of Canada because the revocation of a security clearance must follow formal procedures and require due process. Health Canada contends that Mr. Chaaban, a licensed attorney in Canada and the USA, who does not have any criminal convictions or pending indictments known, and who does not consume drugs or alcohol “may be a risk for cannabis to be diverted to the illicit market.” Mr. Chaaban believes this to be a libelous and unfounded allegation and will present the argument before the court.

CEN Products and Services

CEN’s planned product-line will include multiple strains and hybrids of medical marihuana for patients, as well as cultivation services for other licensed producers and licensed dealers. The products and services will be designed to enhance patient satisfaction and comfort.

CEN will have cultivation standards that meet the demands of Health Canada by complying with the MMPR, as well as meet the medical needs of our patients. CEN will utilize its controlled environment that will produce validated, consistent medical marijuana. The patient and health care practitioners will benefit by CEN’s approach of securing and developing treatments via unique strands that are intended to accommodate individual patient needs and cataloging the results. Additionally, CEN will review its products and services on a regular basis, adjusting the offerings once they have passed a research and testing phase. This will allow CEN to provide the best, most-current treatment options for our patients.

CEN’s organically cultivated medical marijuana will be offered in 1, 3, 5, 10 and 15 gram increments. CEN will engage in a thorough testing phase before bringing new products to the market, while accommodating the demands of patients in need of either smokable or non-smokable forms of medication. The initial product-line will include the following strains and hybrids:

•

Indica Dominant Strains : Helps treat pain, stress, muscle spasms and insomnia

•

Sativa Dominant Strains : Helps treat mood disorders (depression), headaches, glaucoma and lack of appetite

·

•

Indica/Sativa Hybrids: Helps treat pain, anxiety, lack of appetite and mood disorders (depression).

·

•

"Kush" Strains : Helps treat pain and insomnia

·

•

"Diesel" Strains : Helps treat mood disorders (depression) and anxiety

·

•

"Haze" Strains : Helps treat headaches, lack of appetite and mood disorders (depression)

The selection of strains will evolve based on patient needs and market demands. As research and development continues, CEN will identify the strains that are best-of-breed to provide the best treatment solutions for the patient’s ailment. Through research and development, CEN plans to cultivate and bring new strains to market that have been designed to treat specific medical ailments, and custom tailored to the patient’s needs.

Education is another major component to CEN’s planned philosophy. CEN will provide classes to educate patients regarding the proper use and handling of medical marijuana. Other courses will educate healthcare practitioners, patients, politicians, law enforcement, and the general public about the beneficial medical uses of marihuana.

Patient Acquisition and Sales Strategy

CEN is developing and will continue to develop multiple relationships with national pharmaceutical sales and consulting organizations so as to take advantage of their established healthcare relationships. Given the regulatory limitations imposed on the promotion and marketing of medical marijuana, relationships with the medical profession are necessary and will be aided by the promotion of our educational platforms.

Healthcare practitioner engagement and education will be the primary focus of CEN’s outreach strategy. Educational programs will include studies and outlets for healthcare practitioners and patients to receive treatment advice in integrative medicine centers. Healthcare practitioners will be engaged by CEN to co-host educational seminars throughout Canada, further advancing and bringing awareness to the benefits of medical marihuana treatments.

Other Products

CEN’s initial efforts will be focused on the medical marijuana market. It will also begin to develop industrial hemp products. Industrial hemp has many uses, including paper, textiles, biodegradable plastics, construction, health food, and fuel. It also runs parallel with the "Green Future" objectives that are becoming increasingly popular. Hemp requires little to no pesticides or herbicides, controls erosion of the topsoil, and produces oxygen. Furthermore, hemp can be used to replace many potentially harmful products, such as tree paper (the processing of which uses chlorine bleach, which results in the waste product polychlorinated dibensodioxins, popularly known as dioxins, which are carcinogenic, and contribute to deforestation, cosmetics, and plastics, most of which are petroleum-based and do not decompose easily. The strongest chemical needed to whiten the already light hemp paper is non-toxic hydrogen peroxide.

In 2014, CEN acquired Hemp Technology, based in New Zealand, for $643,500. The purpose of the acquisition was to obtain and use its knowledge and not for any ongoing business operations. The purchase price was expensed as research and development costs and categorized as an operating expense. During 2014, expenses of $501,869 relating to the individuals associated with Hemp Technology are included in “wages and consulting fees.”

Intellectual Property

We have no patents or similar assets.

Employees

We have one fulltime employee, Bill Chaaban, who has a five-year employment agreement that was executed in August 2013. We engage consultants to provide us with the services we need to plan and develop our facilities, products and procedures such that we will be in compliance with all requirements of Health Canada if we receive our license.

Item 1A.

RISK FACTORS

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors, together with all of the other information included in this Form 10-K, before you decide to invest in shares of our common stock.

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

We have not yet generated any revenue and have no committed sources of ongoing debt or equity financing. At December 31, 2015, we had cash of $3,016 and a working capital deficit of $13,483,293. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2015 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

9.

 CEN has debt obligations that could adversely affect its business and its ability to meet its obligations and pay dividends.

At December 31, 2015, CEN has current notes and loans and accrued expenses aggregating $13,486,309 all of which are included in the spinoff at February 29, 2016. Since CEN has no current revenue, we will have to locate other sources of debt or equity financing in order to meet these obligations. If we are unable to do so, we may default on some commitments which could have a very negative effect on our business.

10.

We will be subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the filing of our registration statement on Form 10, we became required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be specifically predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, based on conversations with our professionals, the annual costs are likely to range from $25,000 to $75,000 in the first year or two after our Registration statement goes effective. The incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

11.

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

12.

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

13.

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

14.

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

15.

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

16.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

As of March 8, 2016, we had not received a trading symbol for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCQB maintained by the OTC Markets Group. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require or that any buying of our shares will ever take place.

Because of the possible low price of our securities, many brokerage firms may not be willing to effect transactions in these securities. Purchasers and holders of our securities should be aware that any market that develops in our stock may be subject to the penny stock restrictions.

17.

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

18.

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

19.

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

20.

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

21.

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

22.

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

23.

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

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

CEN has two facilities in Lakeshore, Ontario locates approximately one-quarter mile apart from each other. The facilities have been constructed and assembled to meet or exceed all security requirements specified by Health Canada. CEN has applied to grow and sell up to 1.32 million pounds of marijuana per calendar year under the MMPR program in Canada.

•

20 North Rear Road – is a 10.4 acre site of land that is subleased from Creative. The sublease extends through March 31, 2018 and requires annual rent payments of Canadian$300,000 plus HST. There are two buildings on the site – one of 27,000 square feet and the second is 53,000 square feet. There is also a 4,000 square foot vault for security purposes.

•

135 North Rear Road – is a 25 acre site of land that is owned by CEN. There is a home and two industrial buildings (5,180 and 1,280 square feet, respectively) on the site. There is also a 100 square foot vault. CEN has requested an inspection from Health Canada.

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

Item 3.

LEGAL PROCEEDINGS

CEN is not a party to any known litigation other than its legal filing involving its license process with Health Canada.

Item 4.

MINE SAFETY DISCLOSURES

N/A

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

CEN was incorporated in Canada on August 4, 2013 as a subsidiary of Creative, a public company incorporated in Nevada. Creative distributed all of the shares of CEN common stock on a pro rata basis to the Creative shareholders on February 29, 2016 at which time CEN became an independent public company. There is no and has never been any trading market for our common stock, and there is currently no established public market whatsoever for our securities. No trading symbol has been assigned for our securities. A broker-dealer has agreed to make the necessary 211 filings to permit our common stock to be quoted on the OTCQB. We cannot predict the likelihood or timing of FINRA permitting our shares of common stock to be quoted on the OTCQB.

There can be no assurance that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

Blue Sky Considerations

Because our securities have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider any secondary market for the Company’s securities to be a limited one.

Item 6.

SELECTED FINANCIAL DATA

We are considered to be a smaller reporting company, as defined by Rule 229.10(f)(1), and, therefore, are not required to provide the information required by this Item.

NOTES REGARDING FORWARD LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-K involve risks and uncertainties, including statements as to:

•

our future operating results;

•

our business prospects;

•

our contractual arrangements and relationships with both third parties and related parties;

•

the dependence of our future success on the general economy;

•

our possible financings; and

•

the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Annual Report on Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update such forward-looking statements other than as may be required by applicable law, to reflect subsequent events or circumstances.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Separation from Creative

In November 2014, Creative announced plans to separate into two publicly-traded companies, one comprising of our planned specialty pharmaceutical business located in Canada from our nutritional supplements business. As part of the separation which was finalized on February 29, 2016, Creative transferred substantially all of the assets and liabilities of the specialty pharmaceutical business to CEN. The distribution took place as a pro rata distribution of CEN shares to Creative shareholders that is tax free for U.S. Federal income tax purposes. CEN was incorporated in Ontario as a wholly-owned subsidiary of Creative on August 2013.

Our historical financial statements have been prepared on a stand-alone basis in conformity with U.S. generally accepted accounting principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern

FISCAL YEAR ENDED DECEMBER 31, 2015 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2014.

Revenue

We recognized no revenue during the twelve months ended December 31, 2015 and 2014 as we have not commenced revenue generating operations as yet.

Operating Expenses

During the fiscal year ended December 31, 2015, our operating expenses were $1,165,669 compared to $3,013,230 during the prior fiscal year. During the twelve months ended December 31, 2015, our operating expenses were comprised of salary and consulting fees of $223,411, professional fees of $447,686, rent expense of $231,390 and general and administrative item of $263,182. By comparison, for the twelve months ended December 31, 2014, our operating expenses were comprised of salary and consulting fees of $1,376,866, professional fees of $173,783, rent expense of $291,540, travel of $141,363, research and development of $643,500 and general and administrative items of $386,178. Expenses incurred during the fiscal year ended December 31, 2015 compared to fiscal year ended December 31, 2014 decreased primarily due to reductions in travel, the use of consulting services and research and development activities. Professional fees generally include financial, legal and administrative contracted services.

Other Expense Items

During fiscal year ended December 31, 2015, our other expense items totaled $1,240,886 compared to $150,173 the prior fiscal year. During the twelve months ended December 31, 2015, our other expense items were comprised of interest fees of $1,362,032 partially offset by foreign exchange gains of $121,146. By comparison, for the twelve months ended December 31, 2014, our other expense items were comprised of interest fees of $134,842 increased by a foreign exchange loss of $15,331.

Net Loss

Our net loss for the fiscal year ended December 31, 2015 was $2,406,555 compared to a net loss of $3,163,403 during the fiscal year ended December 31, 2014 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had assets of $8,295,127 comprised of; cash of $3,016, land of $1,064,651, construction in progress of $1,096,816 and leasehold improvements of $6,130,644.  As of December 31, 2015, we had liabilities of 14,102,792 comprised of; loans from related parties of $1,313,680, loans of $9,865,615, accrued interest and other expenses of $2,071,994, accounts payable of $239,503 and a long-term loan from a related party of $612,000.

FISCAL YEAR ENDED DECEMBER 31, 2015 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the fiscal year ended December 31, 2015, we used $263,819 in operating activities compared to $3,232,366 during the fiscal year ended December 31, 2014. The decrease between the two periods related primarily to reductions in travel, the use of consulting services and research and development activities as compared to the prior fiscal year.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the fiscal year ended December 31, 2015 totaling $47,672 compared to the prior period of $8,244,438.  During the twelve months ended December 31, 2015, our use of cash flows for investing activities were comprised of leasehold improvements in progress of $47,672. By comparison, for the twelve months ended December 31, 2014, our use of cash flows for investing activities were comprised of purchase of property of $1,064,651, construction in progress of $1,096,816 and leasehold improvements in progress of $6,082,971.

Cash Flows from Financing Activities

During the fiscal year ended December 31, 2015, we received $270,074 by way of loans of $265,614 and loans from related parties (net foreign exchange) of $4,460 to fund our working capital requirements. During the fiscal year ended December 31, 2014, we received $11,521,220 by way of loans of $9,600,000 and loans from related parties of $1,921,220.In February and March 2016, Bill Chaaban made four additional loans with an aggregate principal balance of approximately $22,464 to the Company, and Jeff Thomas made an additional loan of $6,500 in March 2016.

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

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2015 and the year then ended start on page F-1.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the Company recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2015.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2015, the Company's procedures of internal control over financial reporting were operating in an effective manner.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting(as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B

 OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended January 31, 2013 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Following the spinoff, no one will be an officer or director of both Creative and CEN. Our management consists of:

Name	Age	Title
Bill Chaaban	44	Chairman, President, Chief Executive Officer, Chief Financial Officer

Bill Chaaban, 44, is the only Director and Officer and spends 100% of his time to CEN. Since 1998 Mr. Chaaban has owned and operated a variety of nutrition companies including CGIA, Inc., Edge Nutrition, Inc., Fitness One, Inc., Supplement Group, Inc., F1 Fulfillment, Inc., Chaaban Law Firm and Flash Fitness, Inc. and R.X.N.B., Inc. He has been Chief Executive Officer of Creative. A public company, since April, 2012. Mr. Chaaban holds a Bachelor of Commerce degree from the University of Alberta, a Bachelor of Laws from the University of Windsor, a JD from the University of Detroit, and a Master of Laws from Wayne State University.

Code of Business Conduct and Ethics

We adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•

honest and ethical conduct,

•

full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•

compliance with applicable laws, rules and regulations,

•

the prompt reporting violation of the code, and

•

accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement of which this information statement is a part.

Board of Directors

We currently have one director, who is not considered independent.

Directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our current director’s term of office expires on December 31, 2016. All officers are appointed annually by the board of directors and, subject to existing employment agreements and serve at the discretion of the board. Currently, a person serving as a director receives no compensation for serving in the role as a director.

If at any point we have an even number of directors, tie votes on issues are resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of CEN:

1.

had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing

2.

was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other similar minor offenses);

3.

was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him/her from or otherwise limiting his/her involvement in any of the following activities:

i.

acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

engaging in any type of business practice; or

iii.

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.

was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

We currently have no independent directors. Concurrent with having sufficient independent members and resources, if ever, the CEN board of directors will establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the size of memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by CEN for any expenses incurred in attending board meetings provided that CEN has the resources to pay these fees. CEN will apply for officers and directors liability insurance at such time when it has the resources to do so.

Item 11.

EXECUTIVE COMPENSATION

There was no executive compensation during the years ended December 31, 2015 and 2014, with the following exception:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year Ended December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Bill Chaaban CEO, CFO and Director	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

The Company’s President signed a five-year contract in August 2013 under which he is entitled to an annual salary of $1,200,000. Mr. Chaaban waived the Company’s accrued wages owed to him in 2015, 2014 and 2013. Milestones and future markers will be established and clearly enunciated and laid out for the shareholders in proper disclosure format when the time arises.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have or to claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of March 8, 2016; of all directors and executive officers of CEN; and of our directors and officers as a group:

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Bill Chaaban	142,361	2.0

Total

(a) The address for purposes of this table is the Company’s address which is 20 North Rear Road, Lakeshore, Ontario, Canada

(b) Unless otherwise indicated, CEN believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Shareholder Matters

As an issuer of "penny stock," the protection provided by the federal securities laws relating to forward looking statements does not apply to us as long as our shares continue to be penny stocks. Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this Annual Report on Form 10-K, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr. Chaaban signed a five-year contract in August 2013 under which he is entitled to an annual salary of $1,200,000 which is reviewed each February. Mr. Chaaban waived the Company’s accrued wages owed to him in 2015, 2014 and 2013.

Mr. Chaaban received 100,000 shares of special voting stock. Each share of the special voting stock is entitled to 500 votes. The special voting rights go in effect concurrent with the distribution. These shares were valued at $100. Mr. Chaaban has waived the special voting rights.

Mr. Chaaban also has made several loans to the Company:

•

$113,348 which bears interest at 10% per annum and is unsecured. Mr. Chaaban is President of the Company. This note is due December 31, 2015.

•

$497.384 which bears interest at 12% per annum. This note is due December 31, 2016 and is secured by the assets at 135 North Rear Road.

•

Several notes aggregating $114,457 which bears interest at 12% per annum. These notes are due December 31, 2016.

•

$16,805 which bears interest at 10% per annum. This note is due December 31, 2016.

In February and March 2016, Bill Chaaban made four additional loans with an aggregate principal balance of approximately $22,464 to the Company.

There is a long-term loan with a principal balance of $612,000 due to Mr. Chaaban. It bears interest at an annual rate of 12% and is repayable in installments through October 2017. If the Company defaults, Mr. Chaaban has the right to purchase the property at 135 North Rear Road for a price equal to the unpaid principal and interest of the loan.

The planning and construction of CEN’s facility was overseen by R.X.N.B., Inc. which is an entity that is 45% owned by Mr. Chaaban. Through September 30, 2014, R.X.N.B. had billed and collected $2,439,900 (of which $1,542,000 is part of the cost of building and equipment and $897,900 is included in operating expenses) for its work on the project.

The Company leases the site at 20 North Rear Road from Jim Shaaban, a cousin of the Company’s President.

Occasionally, Creative and CEN paid individually for costs incurred by both companies or by the other company. During 2014 CEN added a balance due from Creative Edge Nutrition of $167,456 related the costs it incurred on behalf of Creative. During 2015 the Company wrote-off the $167,456 balances due from Creative.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services in connection with statutory and regulatory filings. Audit fees amounted to $56,743 in 2015 and none in 2014.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees amounted to $12,770 in 2015 and none in 2014.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2016

By: /s/ Bill Chaaban

BILL CHAABAN

Chief Executive Officer

Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors

CEN Biotech, Inc.

Lakeshore, Ontario, Canada

We have audited the accompanying balance sheets of CEN Biotech, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholder’s deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thayer O’Neal Company PLLC

/s/ Thayer O’Neal Company PLLC.

Houston, Texas

April 8, 2016

CEN BIOTECH, INC.

BALANCE SHEETS

DECEMBER 31, 2015 AND 20114

	Dec 31, 2015	Dec 31, 2014
ASSETS
Current assets
Cash	$3,016	$44,433
Due From Creative Edge Nutrition, Inc.	-	167,456
Total Current Assets	3,016	211,889

FIXED ASSETS
Land	1,064,651	1,064,651
Construction In Progress	1,096,816	1,096,816
Leasehold Improvements in Progress	6,130,644	6,082,971
Total	8,292,111	8,244,438
Total Assets	$8,295,127	$8,456,327

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts Payable	$164,503	$-
Accounts Payable – related parties	75,000	-
Accrued Interest	1,228,023	56,811
Accrued Interest – related parties	250,252	66,928
Accrued Expenses	593,719	212,478
Loans Payable – related parties	1,313,680	1,309,220
Loans Payable	9,865,615	9,600,000
Total Current Liabilities	13,490,792	11,245,437

LONG-TERM DEBT
Loans Payable – related party	612,000	612,000

Total Liabilities	14,102,792	11,857,437

STOCKHOLDER’S DEFICIT
Preferred Stock; unlimited number of shares authorized; 100,000 issued and outstanding	10	10
Common Stock; unlimited number of shares authorized; 7,000,000 issued and outstanding	82	82
Accumulated Deficit	(5,807,757)	(3,401,202)
Total Stockholder’s Deficit	(5,807,665)	(3,401,110)

Total Liabilities and Stockholder’s Deficit	$8,295,127	$8,456,327

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS END DECEMBER 31, 2015 AND 2014

	2015	2014

Revenue	$-	$-

Cost and Expense:
Salary and Consulting Fees	223,411	1,376,866
Salary and Consulting Fees – related parties	-	-
General and Administrative	942,258	1,636,364
General and Administrative – related parties	-	-

Total Expense	1,165,669	3,013,230
Operating Profit (Loss)	(1,165,669)	(3,013,230)

Other Expenses:
Interest	1,178,708	56,811
Interest – related parties	183,324	78,031
Foreign Exchange Gain (Loss)	121,146	(15,331)
Net Loss	$(2,406,555)	$(3,163,403)

Net Gain (Loss) Per Share: Basic And Diluted	$(0.34)	$(12.68)

Weighted Average Number of Shares Outstanding: Basic And Diluted	7,000,000	249,387

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,406,555)	$(3,163,403)

Adjustments to reconcile net gain (loss) to net cash used in operating activities
Change in net operating assets:
Due from Creative Edge Nutrition, Inc.	167,456	(167,456)
Accounts Payable	239,503	-
Accrued Interest and Other Expenses	1,735,777	98,493
Cash Flows Used In Operating Activities	(263,819)	(3,232,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchased Property	-	(1,064,651)
Construction In Progress	-	(1,096,816)
Leasehold Improvements In Progress	(47,672)	(6,082,971)
Total Cash Flows Used in Investing Activities	(47,672)	(8,244,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Issued Stock	-	17
Proceeds From Loans	270,074	11,521,220
Total Cash Flows Provided by Financing Activities	270,074	11,521,237

NET CHANGE IN CASH	(41,417)	44,433

Cash, Beginning of Period	44,433	-
Cash, End of Period	$3,106	$44,433

NON-CASH TRANSACTIONS
Interest Paid	7,496	-
Income Taxes Paid	-	-
Other – Write off Due from Creative balance	167,456	-

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

STATEMENTS OF STOCKHOLDER’S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Special Voting Shares	Special Voting Shares Amount	Common Shares	Common Shares Amount	Accumulated Deficit	Total
Balance, January 1, 2014	-	$ -	75	$ 75	$ (237,799)	$ (237,724)
Issuance of preferred stock	100,000	10	-	-	-	10
Issuance of common stock	-	-	6,999,925	7	-	7
Net loss	-	-	-	-	(3,163,403)	(3,163,403)

Balance, December 31, 2014	100,000	10	7,000,000	82	(3,401,202)	(3,401,110)

Net loss	-	-	-	-	(2,406,555)	(2,406,555)

Balance, December 31, 2015	100,000	$ 10	7,000,000	$ 82	$ (5,807,757)	$ (5,807,665)

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 1 – ORGANIZATION

CEN Biotech, Inc. (“CEN” or the “Company”) was incorporated in Canada on August 4, 2013 as a subsidiary of Creative Edge Nutrition, Inc. (“Creative”), a public company incorporated in Nevada. Creative distributed the shares of CEN common stock on a pro rata basis to the Creative shareholders on February 29, 2016 at which time CEN became an independent public company.

CEN is an early stage Canadian biopharmaceutical company founded to integrate agronomical and pharmaceutical principles for the purposes of growing, selling, processing and delivering pharmaceutical-grade medical marijuana in its pure and extracted form to patients in accordance with Health Canada’s newly-formed Marihuana for Medical Purposes Regulations (MMPR).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization of property and equipment is provided using the straight-line method for financial reporting purposes at deemed sufficient to recover the cost over the estimated useful lives of the assets. We have recorded no depreciation expense as of December 31, 2015 as the assets have not yet been placed in service.

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

CEN Biotech capitalizes expenditures for real property improvements including improvements to leased property and reviews long-lived assets to assess recoverability using undiscounted cash flows. When certain events or changes in operating or economic conditions occur, an impairment assessment is performed on the recoverability of the carrying value of these assets. If the asset is determined to be impaired, the loss is measured based on the difference between the asset's fair value and its carrying value. If quoted market prices are not available, Cen Biotech estimates fair value using a discounted value of estimated future cash flows.

Our impairment assessment as of December 31, 2015 assumes our licensing issues will be resolved and we will commence production in the near term once those issues are resolved. Should this assumption not prove true, we will need to re-assess the recoverability of our long term asset values.

Foreign Currency Transactions and Balances

Foreign currency transactions in Canadian dollars are recorded in the Company’s financial records in US Dollars at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are subsequently remeasured at the balance sheet date exchange rate into the functional currency. All gains and losses resulting from the settlement of foreign currency transactions and from the remeasurement of monetary assets and liabilities denominated in foreign currencies are included in the income statement.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of December 31, 2015 or 2014.

Income Taxes

Income taxes will be provided in accordance with ASC 740, Income Taxes . A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for income tax for the years ended December 31, 2015 and 2014.

Research and Development Expenditures

Cen Biotech expenses all research and development expenses when incurred.

Subsequent Events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,807,757 at December 31, 2015, and has no committed source of debt or equity financing.

While the Company is attempting to obtain a license from Health Canada and generate revenues, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management believes that the legal actions presently being taken to obtain the license from Health Canada have a realistic chance of succeeding. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND CONSTRUCTION IN PROGRESS

The Company’s fixed assets consist of the following: a property at 135 North Rear Road, and leasehold improvements at 20 North Rear Road. The company paid $1,064,651 in order to buy 135 North Rear Road, which is intended to serve as an office and an experimental growing space for the Company. This amount was capitalized as an asset in the balance sheet called “land.” All of these assets were acquired during 2014.

The Company leases 20 North Rear Road from a cousin of Mr. Chaaban, the Company’s President (see note 8). Over the course of 2014, the Company constructed improvements to this property, including structures and equipment for growing marijuana, security fencing required for licensing as a marijuana producer, and other infrastructure. According to the terms of the lease, the owner of the property will retain possession of any immovable improvements upon the termination of the lease, but the Company believes it can realize the value of these assets once it begins operations. The Company also believes renewal of the lease is likely, but this cannot be guaranteed (see Note 8 for more on the lease).

The assets will be classified on the balance sheet as “construction in progress” and “leasehold improvements in progress” until the Company obtains a license to produce pharmaceutical-grade medical marijuana and is able to begin operations. Until that time, the Company cannot make the final additions that will be necessary for the sites to function as growing spaces. Although there are currently grow rooms outfitted and ready to grow. The amount listed represents the capitalized costs the Company incurred in constructing the improvements, some of which were paid to related parties (see Note 7). This amount includes the cost of materials and labor, including some consulting services. At December 31, 2015 and 2014, construction in progress at 135 North Rear Road amounted to $1,096,816, while leasehold improvements in progress at 20 North Rear Road totaled $6,130,644 and $6,082,971, respectively.

The planning and construction of CEN’s facility was overseen by R.X.N.B., Inc. which is an entity that is 45% owned by Mr. Chaaban. Through September 30, 2014, R.X.N.B. had billed and collected $2,439,900 (of which $1,542,000 is part of the cost of building and equipment and $897,900 is included in operating expenses) for its work on the project.

NOTE 5 – NOTES PAYABLE

The following short-term loans are outstanding:

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

•

Joe Byrne - $82,720 which bears interest at 12% per annum and is unsecured. This note is due December 31, 2016. Mr. Byrne provides legal services to the Company.

•

Joe Byrne - $107,895 which bears interest at 12% per annum and is unsecured. This note is due July 2, 2016. Mr. Byrne provides legal services to the Company. Effective January 1, 2016, both loans from Joe Byrne are secured by the Company’s land at 135 North Rear.

•

Bill Chaaban (President of the Company) - $113,348 which bears interest at 10% per annum and is unsecured. Mr. Chaaban is President of the Company. This note is due December 31, 2015.

•

Bill Chaaban (President of the Company) - $497,384 which bears interest at 12% per annum. This note is due December 31, 2016 and is secured by the assets at 135 North Rear Road.

•

Bill Chaaban (President of the Company) – several notes aggregating $114,457 which bears interest at 12% per annum. These notes are due December 31, 2016.

•

Bill Chaaban (President of the Company) – $16,805 which bears interest at 10% per annum. This note is due December 31, 2016.

In February and March 2016, Bill Chaaban made four additional loans with an aggregate principal balance of approximately $22,464 to the Company, and Jeff Thomas made an additional loan of $6,500 in March 2016.

There is a long-term loan with a principal balance of $612,000 due to Mr. Chaaban. It bears interest at an annual rate of 12% and is repayable in installments through October 2017. If the Company defaults, Mr. Chaaban has the right to purchase the property at 135 North Rear Road for a price equal to the unpaid principal and interest of the loan.

SUMMARY TABLE OF NOTES PAYABLE

As of December 31, 2015 and 2014

SUMMARY OF NOTES PAYABLE	2015	2014

Loans Payable	$9,865,615	$9,600,000
Loans Payable – related parties	1,313,680	1,309,220
Long-Term Loans	-	-
Long-Term Loans – related parties	612,000	612,000
Total of All Notes Payable	$11,791,295	$11,521,220

NOTE 6 – INCOME TAXES

As of December 31, 2015, the Company has net operating loss carry forwards of approximately $2,099,765 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – STOCKHOLDER’S DEFICIT

The Company is authorized to issue an unlimited number of common shares and an unlimited number of special voting shares.

On August 4, 2013, the company issued 75 shares of common stock for $75 cash. On December 18, 2013, the company issued 6,999,925 shares of common stock for $7 cash. As a result, there were 7,000,000 shares of common stock which are considered outstanding from inception. All shares of common stock were initially held by Creative. Creative distributed the shares of CEN common stock on a pro rata basis to the Creative shareholders on February 29, 2016 at which time CEN became an independent public company.

In addition, in December 2014 the Company’s President received 100,000 shares of preferred stock. Each share of the preferred stock is entitled to 500 votes. The special voting rights were scheduled to go in effect concurrent with the distribution, but Mr. Chaaban has waived these voting rights. These preferred shares were valued at $100 cash.

NOTE 8 – RELATED PARTY TRANSACTIONS

The planning and construction of CEN’s facility was overseen by R.X.N.B., Inc. which is 45% owned by the Company’s President. Through December 31, 2014, R.X.N.B. had billed and collected $2,439,900 (of which $1,542,000 is capitalized as construction in progress and $897,900 is included in operating expenses) for its work on the project.

The Company has received loans from several related parties, as described above in Note 5.

The Company leases the site at 20 North Rear Road from Jim Shaaban, a cousin of the Company’s President. See Note 9 for more information on this lease.

Occasionally, Creative and CEN paid individually for costs incurred by both companies or by the other company. During 2015 and 2014, the Company wrote-off $167,456 and $167,456 of these balances due to it by Creative.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The Company’s President signed a five-year contract in August 2013 under which he is entitled to an annual salary of $1,200,000 which is reviewed each February.. Mr. Chaaban waived the Company’s accrued wages owed to him in each year that the contract was outstanding.

The Company entered into a sublease with Creative on September 1, 2013 for a 10.4 acre site of land in Canada (see Note 4). The lease has been accounted for as an operating lease. The sublease extends through March 31, 2018 and requires annual rent payments of CAD $339,000, including tax. There are two buildings on the site – one of 27,000 square feet and one of 53,000 square feet. There is also a 4,000 square foot vault for security purposes. The lessor is a cousin of Mr. Chaaban. At December 31, 2015 and 2014, the balance sheets included accrued rent of (in USD) $289,159 and $99,975, respectively. Future minimum lease payments under this operating lease (including tax) are as follows:

Fiscal Year Ending December 31,	Amount (CAD)

2016	$339,000
2017	339,000
2018	84,750
Total	$762,750

NOTE 10 - HEMP TECHNOLOGY

In 2014, the Company acquired Hemp Technology, based in New Zealand, for $643,500. The purpose of the acquisition was to obtain and use its knowledge and not for any ongoing business operations. The purchase price was expensed as research and development costs and categorized as an operating expense. During 2014, expenses of $501,869 relating to the individuals associated with Hemp Technology are included in “wages and consulting fees”.

NOTE 11 - SUBSEQUENT EVENTS

In November 2014, Creative announced plans to separate into two publicly-traded companies, one comprising of our planned specialty pharmaceutical business located in Canada from our nutritional supplements business. As part of the separation which was finalized on February 29, 2016, Creative transferred substantially all of the assets and liabilities of the specialty pharmaceutical business to CEN. The distribution took place as a pro rata distribution of CEN shares to Creative shareholders that is tax free for U.S. Federal income tax purposes. CEN was incorporated in Ontario as a wholly-owned subsidiary of Creative on August 2013.

Our historical financial statements have been prepared on a stand-alone basis in conformity with U.S. generally accepted accounting principles.