Form 10-Q
period 2016-03-31
CEN BIOTECH INC
filed 2016-05-16
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number 001-37567. Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

CEN BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Ontario, Canada	___________
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

20 North Rear Road, Lakeshore, Ontario, Canada NOR lK0

(Address of principal executive offices)

226-344-0660

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

            

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At March 31, 2016 the number of shares of the Registrant’s common stock outstanding was 7,000,000.

CEN BIOTECH, INC.

 i

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

CEN BIOTECH, INC.

BALANCE SHEETS

March 31, 2016 AND DECEMBER 31, 2015

(Unaudited)

	Mar 31, 2016	Dec 31, 2015
ASSETS
Current assets
Cash	$53	$3,016
Due From Creative Edge Nutrition, Inc.	-	-
Total Current Assets	53	3,016

FIXED ASSETS
Land	1,064,651	1,064,651
Construction In Progress	1,096,816	1,096,816
Leasehold Improvements in Progress	6,130,644	6,130,644
Total	8,292,111	8,292,111
Total Assets	$8,292,164	$8,295,127

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts Payable	$181,503	$164,503
Accounts Payable – related parties	75,000	75,000
Accrued Interest	1,558,703	1,228,023
Accrued Interest – related parties	300,337	250,252
Accrued Expenses	683,106	593,719
Loans Payable – related parties	1,385,747	1,313,680
Loans Payable	9,881,091	9,865,615
Total Current Liabilities	14,065,487	13,490,792

LONG-TERM DEBT
Loans Payable – related party	612,000	612,000

Total Liabilities	14,677,487	14,102,792

STOCKHOLDERS’ DEFICIT
Preferred Stock; unlimited number of shares authorized; 100,000 issued and outstanding	10	10
Common Stock; unlimited number of shares authorized; 7,000,000 issued and outstanding	82	82
Accumulated Deficit	(6,385,415)	(5,807,757)
Total Stockholders’ Deficit	(6,385,323)	(5,807,665)

Total Liabilities and Stockholders’ Deficit	$8,292,164	$8,295,127

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	2016	2015

Revenue	$-	$-

Cost and Expense
Salary and Consulting Fees	-	103,369
Salary and Consulting Fees – related parties	-	-
General and Administrative	138,412	208,182
General and Administrative – related parties	-	-

Total Expense	138,412	311,551
Operating Loss	(138,412)	(311,551)

Other Expenses
Interest	330,680	286,240
Interest – related parties	50,086	55,706
Foreign Exchange Loss (Gain)	58,480	(1,680)
Total other expenses	439,246	340,266
Net Loss	$(577,658)	$(651,817)

Net Loss Per Share: Basic And Diluted	(0.08)	(0.09)

Weighted Average Number of Shares Outstanding: Basic And Diluted	7,000,000	7,000,000

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(577,658)	$(651,817)

Adjustments to reconcile net gain (loss) to net cash used in operating activities
Change in net operating assets:
Due from Creative Edge Nutrition, Inc.	-	-
Accounts Payable	17,000	-
Accrued Interest and Other Expenses	470,152	378,496
Cash Flows Used In Operating Activities	(90,506)	(273,321)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchased Property	-	-
Construction In Progress	-	-
Leasehold Improvements In Progress	-	(47,672)
Total Cash Flows Used in Investing Activities	-	(47,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Issued Stock	-	-
Proceeds From Loans	87,542	278,915
Total Cash Flows Provided by Financing Activities	87,542	278,915

NET CHANGE IN CASH	(2,964)	(42,079)

Cash, Beginning of Period	3,016	44,433
Cash, End of Period	$53	$2,354

NON-CASH TRANSACTIONS
Interest Paid	-	-
Income Taxes Paid	-	-
Other – Write off Due from Creative balance	-	-

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

Notes to the Financial Statements

March 31, 2016

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto.

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of March 31, 2016 or 2015.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $6,385,415 at March 31, 2016, and had no committed source of debt or equity financing.

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

NOTE 4 – NOTES PAYABLE

The following short-term loans are outstanding:

●

Global Holdings International, LLC - $9,675,000 which bears interest at 12% per annum. This note matured June 30, 2015 and became due on demand. Subsequently, the maturity date was extended to June 30, 2016. This loan is secured by the Company’s equipment.

●	Jeff Thomas - $595,000 which bears interest at 10% per annum. Mr. Thomas is a former director of Creative Edge. This loan is unsecured.

●	Jeff Thomas - $6,500 which bears interest at 10% per annum. Mr. Thomas is a former director of Creative Edge. This loan is unsecured.

●	Joe Byrne - $89,436 which bears interest at 12% per annum and is unsecured. This note is due December 31, 2016. Mr. Byrne provides legal services to the Company.

●

Joe Byrne - $116,655 which bears interest at 12% per annum and is unsecured. This note is due July 2, 2016. Mr. Byrne provides legal services to the Company. Effective January 1, 2016, both loans from Joe Byrne are secured by the Company’s land at 135 North Rear.

●	Bill Chaaban (President of the Company) - $113,348 which bears interest at 10% per annum and is unsecured. Mr. Chaaban is President of the Company. This note is due December 31, 2015.

●	Bill Chaaban (President of the Company) - $537,767 which bears interest at 12% per annum. This note is due December 31, 2016 and is secured by the assets at 135 North Rear Road.

●	Bill Chaaban (President of the Company) – several notes aggregating $93,762 which bears interest at 10% per annum. These notes are due December 31, 2016.

●	Bill Chaaban (President of the Company) – $16,805 which bears interest at 10% per annum. This note is due December 31, 2016.

●	Bill Chaaban (President of the Company) – several notes aggregating $23,029 which bears interest at 10% per annum. These notes are due December 31, 2016.

There is a long-term loan with a principal balance of $612,000 due to Mr. Chaaban. It bears interest at an annual rate of 12% and is repayable in installments through October 2017. If the Company defaults, Mr. Chaaban has the right to purchase the property at 135 North Rear Road for a price equal to the unpaid principal and interest of the loan.

SUMMARY TABLE OF NOTES PAYABLE

As of March 31, 2016 and 2015

SUMMARY OF NOTES PAYABLE	2016	2015

Loans Payable	9,881,091	9,764,459
Loans Payable – related parties	1,385,747	1,423,676
Long-Term Loans	-	-
Long-Term Loans – related parties	612,000	612,000
Total of All Notes Payable	$11,878,838	$11,800,135

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from April 1, 2016 through May 13, 2016, the date of issuance of the last quarterly financial statements, and has determined it has the following material subsequent events to disclose; (1) The Company has engaged professional services and begun other activities to establish a presence off-shore. (2) The approximate amount of these activities is $300,000.

In April 2016, several investors made additional loans to the company in the form of convertible notes with an aggregate principal balance of approximately $360,000. These notes payable bear interest at 5% per annum, are due two years from the date of execution in April 2018, and are being evaluated for conversion preferences and obligations.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Note Regarding Forward-Looking Statements

Certain matters discussed in this interim report on Form 10-Q are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

●	our future operating results,
●	our business prospects,
●	our contractual arrangements and relationships with third parties,
●	the dependence of our future success on the general economy and its impact on the industries in which we may be involved,
●	the adequacy of our cash resources and working capital, and
●	other factors identified in our filings with the SEC, press releases and other public communications.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2015. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

We will require additional capital to meet our operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern

FIRST QUARTER ENDED MARCH 31, 2016 COMPARED TO FIRST QUARTER ENDED MARCH 31, 2015.

Revenue

We recognized no revenue during the first quarter ended March 31, 2016 as we have not commenced revenue generating operations as yet.

Operating Expenses

During the quarter ended March 31, 2016, our operating expenses were $138,412 compared to $311,551 during the same period for the prior fiscal year. During the three months ended March 31, 2016, our operating expenses were comprised of salary and consulting fees of $0, professional fees of $43,071, rent expense of $89,387 and general and administrative item of $5,954. By comparison, for the three months ended March 31, 2015, our operating expenses were comprised of salary and consulting fees of $103,369, professional fees of $121,493, rent expense of $59,079, travel of $20,000, and general and administrative items of $7,610. Expenses incurred during the first quarter ended March 31, 2016 compared to first quarter ended March 31, 2015 decreased primarily due to reductions in the use of consulting services and professional fees. Professional fees generally include financial, legal and administrative contracted services.

Other Expense Items

During first quarter ended March 31, 2016, our other expense items totaled $439,246 compared to $340,266 the prior fiscal year. During the three months ended March 31, 2016, our other expense items were comprised of interest fees of $380,766 increased by a foreign exchange loss of $58,480. By comparison, for the three months ended March 31, 2015, our other expense items were comprised of interest fees of $341,946 partially offset by a foreign exchange loss of $1,680.

Net Loss

Our net loss for the first quarter ended March 31, 2016 was $577,685 compared to a net loss of $651,817 during the first quarter ended March 31, 2015 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had assets of $8,292,111 comprised of; cash of $53, land of $1,064,651, construction in progress of $1,096,816 and leasehold improvements of $6,130,644. As of March 31, 2016, we had liabilities of $14,677,487 comprised of; loans from related parties of $1,385,747, loans of $9,881,091, accrued interest and other expenses of $2,542,146, accounts payable of $256,503 and a long-term loan from a related party of $612,000.

FISCAL YEAR ENDED DECEMBER 31, 2015 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the first quarter ended March 31, 2016, we used $90,506 in operating activities compared to $273,321 during the first quarter ended March 31, 2015. The decreased primarily due to reductions in the use of consulting services and professional fees.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the first quarter ended March 31, 2016 totaling $0 compared to the prior period of $47,672. During the prior period ended March 31, 2015, our use of cash flows for investing activities were comprised of leasehold improvements in progress of $47,672.

Cash Flows from Financing Activities

During the first quarter ended March 31, 2016, we received $87,542 by way of loans (net foreign exchange) to fund our working capital requirements. During the first quarter ended March 31, 2015, we received $278,915 by way of loans (net foreign exchange).

In April 2016, several investors made additional loans with an aggregate principal balance of approximately $279,000 to the Company.

CEN has no committed source of debt or equity financing. Our President is seeking additional financing from his business contacts, but no assurances can be given that such financing will be obtained or, if obtained, on what terms. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal period ended December 31, 2015 that states that our lack of committed resources causes substantial doubt about our ability to continue as a going concern

Fluctuations of foreign exchange rates may adversely affect our reported results.

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

Our internal control over disclosure controls and procedures and financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and
●	that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of March 31, 2016, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of March 31 2016 was effective.

During the quarter ended March 31, 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

The file is currently making its way through the legal process in Federal Court. The steps to this appeals process are:

●	Step 1: The applicant gathers the required resources

●	Step 2: The applicant considers the preliminary issues of jurisdiction, standing, and timelines

●	Step 3: The applicant drafts the notice of application and the Federal Court issues it

●	Step 4: The respondent files a notice of appearance

●	Step 5: The tribunal transmits the certified tribunal record to the parties and to the Federal

●	Step 6: The applicant serves its affidavit evidence, if necessary

●	Step 7: The respondent serves its affidavit evidence, if necessary

●	Step 8: The parties conduct cross-examinations, if necessary

●	Step 9: The applicant files the applicant's record

●	Step 10: The respondent files the respondent's record

●	Step 11: The applicant files a requisition for hearing date

●	Step 12: The parties prepare for the hearing

●	Step 13: The parties attend the hearing

●	Step 14: The parties complete post-hearing tasks

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

IX. Disposition and Remedy

[290] For these reasons, I find that the MMPR regime infringes the Plaintiffs’ s 7 Charter rights and such infringement is not justified.

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

Item 1A.          Risk Factors

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q, before you decide to invest in shares of our common stock.

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

We have not yet generated any revenue and have no committed sources of ongoing debt or equity financing. At March 31, 2016, we had cash of $53 and a working capital deficit of $14,065,434. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2015 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

At December 31, 2015, CEN has current notes and loans and accrued expenses aggregating $13,808,984 all of which are included in the spinoff at February 29, 2016. Since CEN has no current revenue, we will have to locate other sources of debt or equity financing in order to meet these obligations. If we are unable to do so, we may default on some commitments which could have a very negative effect on our business.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

●

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

As of April 18, 2016, we had not received a trading symbol for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCQB maintained by the OTC Markets Group. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require or that any buying of our shares will ever take place.

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

CEN cannot predict the likelihood of a market developing for our shares or, if developed, what the share price will be. If the price per share is less than $5.00, the shares will be considered to be penny stocks. Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●

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

Item 2               Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3               Defaults upon Senior Securities

None

Item 4               Mine Safety Disclosures

N/A

Item 5               Other Information

None

Item 6               Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

XBRL

Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEN Biotech, Inc.
(Registrant)

By:	/s/ Bill Chaaban
Bill Chaaban
Chief Executive and Chief Financial Officer

May 13, 2016