Form 10-Q
period 2016-06-30
CEN BIOTECH INC
filed 2016-08-15
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number 001-37567. Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

CEN BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Ontario, Canada
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

135 North Rear Road, Lakeshore, Ontario, Canada NOR lK0

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
Smaller Reporting Company☒

            

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At June 30, 2016 the number of shares of the Registrant’s common stock outstanding was 7,000,000.

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

CEN BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

(Unaudited)

	June 30, 2016	Dec 31, 2015
ASSETS
Current assets
Cash	$18,727	$3,016
Total Current Assets	18,727	3,016

FIXED ASSETS
Furniture and equipment in use	17,668	-
Depreciation	442	-
Net furniture and equipment in use	17,226	-
Land	1,064,651	1,064,651
Construction In Progress	1,096,816	1,096,816
Leasehold Improvements in Progress	6,105,711	6,130,644

OTHER ASSETS
Loans to CEN Ukraine	310,188

Total Assets	$8,613,319	$8,295,127

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts Payable	$154,003	$164,503
Accounts Payable – related parties	62,994	75,000
Accrued Interest	1,894,347	1,228,023
Accrued Interest – related parties	355,398	250,252
Accrued Expenses	747,130	593,719
Loans Payable – related parties	1,383,304	1,313,680
Loans Payable	9,880,216	9,865,615
Total Current Liabilities	14,477,392	13,490,792

LONG-TERM DEBT
Loans Payable – related party	612,000	612,000
Loans Payable – convertible notes	535,612

Total Liabilities	15,625,004	14,102,792

STOCKHOLDERS’ DEFICIT
Preferred Stock; unlimited number of shares authorized; 100,000 issued and outstanding	10	10
Common Stock; unlimited number of shares authorized; 7,000,000 issued and outstanding	82	82
Accumulated Deficit	(7,011,777)	(5,807,757)
Total Stockholders’ Deficit	(7,011,685)	(5,807,665)

Total Liabilities and Stockholders’ Deficit	$8,613,319	$8,295,127

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	2016	2015

Revenue
Sale of equipment	2,321	-

Operating expenses
Salary and Consulting Fees	95,239	-
Salary and Consulting Fees – related parties	-	-
General and Administrative	145,617	87,216
General and Administrative – related parties	-	-
Foreign Exchange Loss (Gain)	(2,877)	-

Total Expense	237,979	87,216

Loss from operations	(235,658)	(87,216)

Other Expenses
Interest	335,644	292,825
Interest – related parties	55,060	56,799

Total other expenses	390,704	349,624

Net Loss	$(626,362)	$(436,840)

Net Loss Per Share: Basic And Diluted	(0.09)	(0.06)

Weighted Average Number of Shares Outstanding: Basic And Diluted	7,000,000	7,000,000

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	2016	2015

Revenue
Sale of equipment	2,321	-

Operating expenses
Salary and Consulting Fees	95,239	103,369
Salary and Consulting Fees – related parties	-	-
General and Administrative	284,029	295,398
General and Administrative – related parties	-	-
Foreign Exchange Loss (Gain)	55,603	(1,680)
Total Expense	434,871	397,087

Loss from operations	(432,550)	(397,087)

Other Expenses
Interest	666,324	579,065
Interest – related parties	105,146	112,505
Total other expenses	771,470	691,570

Net Loss	$(1,204,020)	$(1,088,657)

Net Loss Per Share: Basic And Diluted	(0.17)	(0.16)

Weighted Average Number of Shares Outstanding: Basic And Diluted	7,000,000	7,000,000

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,204,020)	$(1,088,657)

Adjustments to reconcile net gain (loss) to net cash used in operating activities
Depreciation	442
Changes in
Accounts Payable	(22,506)	15,449
Accrued Interest and Other Expenses	924,881	799,887

Cash Flows Used In Operating Activities	(301,203)	(273,321)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from CEN Ukraine	(310,188)	-
Construction In Progress	-	-
Leasehold Improvements In Progress	7,265	(47,673)
Total Cash Flows Used in Investing Activities	(302,923)	(47,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Issued Stock	-	-
Proceeds From Loans	619,837	278,915
Total Cash Flows Provided by Financing Activities	619,837	278,915

NET CHANGE IN CASH	15,711	(42,079)

Cash, Beginning of Period	3,016	44,433
Cash, End of Period	$18,727	$2,354

NON-CASH TRANSACTIONS
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

Notes to the Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto.

Organization

CEN Biotech, Inc. (“CEN” or the “Company”) was incorporated in Canada on August 4, 2013 as a subsidiary of Creative Edge Nutrition, Inc. (“Creative”), a public company incorporated in Nevada. Creative distributed the shares of CEN common stock on a pro rata basis to the Creative shareholders on February 29, 2016 at which time CEN became an independent public company. The financial statements also include the accounts of CEN Holdings, Inc. a Michigan corporation incorporated on May 13, 2016. Intercompany account balances and transactions are eliminated in consolidation.

CEN is an early stage Canadian biopharmaceutical company founded to integrate agronomical and pharmaceutical principles for the purposes of growing, selling, processing and delivering pharmaceutical-grade medical marijuana in its pure and extracted form to patients in accordance with Health Canada’s newly-formed Marihuana for Medical Purposes Regulations (MMPR).

CEN is actively pursuing business opportunities globally with the intent to grow, sell, process and deliver pharmaceutical grade medical marijuana in various drug delivery mechanisms within nations where it is legal.

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of June 30, 2016 or 2015.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $7,011,777 at June 30, 2016, and had no committed source of debt or equity financing.

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

NOTE 3 – CONTINGENCIES AND UNCERTAINTIES

On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Health Canada. The Company filed an application for judicial review in Canadian federal court on April 10, 2015 in order to obtain a reversal of this decision. The outcome of this legal proceeding cannot be predicted. The file is currently making its way through the legal process in Federal Court in Canada. Most recently, the license sought by the company under the MMPR has been declared to be of no force and effect by the Federal Court (but that declaration is put on hold for 6 months to allow the government to deal with new legislation). Based on these legal findings, the company has decided to withdraw its application for Judicial Review.

NOTE 4 – NOTES PAYABLE

The following short-term loans are outstanding:

●

Global Holdings International, LLC - $9,675,000 which bears interest at 12% per annum. This note matured June 30, 2015 and became due on demand. Subsequently, the maturity date was extended to June 30, 2016. This loan is secured by the Company’s equipment.

●	Jeff Thomas - $595,000 which bears interest at 10% per annum. Mr. Thomas is a former director of Creative Edge. This loan is unsecured.

●	Jeff Thomas - $6,500 which bears interest at 10% per annum. Mr. Thomas is a former director of Creative Edge. This loan is unsecured.

●	Joe Byrne - $89,056 which bears interest at 12% per annum and is unsecured. This note is due December 31, 2016. Mr. Byrne provides legal services to the Company.

●

Joe Byrne - $116,160 which bears interest at 12% per annum and is unsecured. This note is due July 2, 2016. Mr. Byrne provides legal services to the Company. Effective January 1, 2016, both loans from Joe Byrne are secured by the Company’s land at 135 North Rear.

●	Bill Chaaban (President of the Company) - $113,348 which bears interest at 10% per annum and is unsecured. Mr. Chaaban is President of the Company. This note is due December 31, 2015.

●	Bill Chaaban (President of the Company) - $535,485 which bears interest at 12% per annum. This note is due December 31, 2016 and is secured by the assets at 135 North Rear Road.

●	Bill Chaaban (President of the Company) – several notes aggregating $93,762 which bears interest at 10% per annum. These notes are due December 31, 2016.

●	Bill Chaaban (President of the Company) – $16,805 which bears interest at 10% per annum. This note is due December 31, 2016.

●	Bill Chaaban (President of the Company) – several notes aggregating $23,029 which bears interest at 10% per annum. These notes are due December 31, 2016.

There is a long-term loan with a principal balance of $612,000 due to Mr. Chaaban. It bears interest at an annual rate of 12% and is repayable in installments through October 2017. If the Company defaults, Mr. Chaaban has the right to purchase the property at 135 North Rear Road for a price equal to the unpaid principal and interest of the loan. There are also multiple long-term convertible notes with a principle balance of $535,612. They bear interest at an annual rate of 5% and have conversion rights totaling up to 336,980 common shares.

SUMMARY TABLE OF NOTES PAYABLE As of June 30, 2016 and 2015
SUMMARY OF NOTES PAYABLE	2016	2015

Loans Payable	9,880,216	9,764,459
Loans Payable – related parties	1,383,304	1,423,676
Long-Term Loans	535,612	-
Long-Term Loans – related parties	612,000	612,000
Total of All Notes Payable	$12,411,132	$11,800,135

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from July 1, 2016 through August 15, 2016, the date of issuance of the last quarterly financial statements, and has determined it has the no material subsequent events to disclose;

NOTE 6- RELATED PARTY TRANSACTIONS

There are loans of $310,188 to CEN Biotech Ukraine. CEN Biotech Ukraine was founded by Bill Chaaban. Bill Chaaban currently owns 51% OF CEN Biotech Ukraine. CEN Biotech Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban has personally funded CEN Biotech Ukraine.

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

We will require additional capital to meet our operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern

SECOND QUARTER ENDED JUNE 30, 2016 COMPARED TO SECOND QUARTER ENDED JUNE 30, 2015.

Revenue

We recognized $2,321 in revenue from the sale of old equipment during the second quarter ended June 30, 2016 as we have not commenced revenue generating operations as yet.

Operating Expenses

During the quarter ended June 30, 2016, our operating expenses were $237,979 compared to $87,216 during the same period for the prior fiscal year. During the three months ended June 30, 2016, our operating expenses were comprised of salary and consulting fees of $95,239, professional fees of $40,423, rent expense of $64,024, travel expense of $28,994 and general and administrative item of $9,299. By comparison, for the three months ended June 30, 2015, our operating expenses were comprised of salary and consulting fees of $0, professional fees of $0, rent expense of $71,767, travel of $0, and general and administrative items of $15,449. Expenses incurred during the second quarter ended June 30, 2016 compared to first quarter ended June 30, 2015 increased primarily due to increases in the use of consulting services, professional fees and travel. Professional fees generally include financial, legal and administrative contracted services.

Other Income and Expense Items

During second quarter ended June 30, 2016, our other income and expense items totaled $390,704 expense compared to $349,624 expense the prior fiscal year. During the three months ended June 30, 2016, our other income and expense items were comprised of interest fees of $390,704,. By comparison, for the three months ended June 30, 2015, our other income and expense items were comprised of other income of $0 offset by interest fees of $349,624 and no foreign exchange gain or loss.

Net Loss

Our net loss for the second quarter ended June 30, 2016 was $626,362 compared to a net loss of $436,840 during the second quarter ended June 30, 2015 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had assets of $8,613,319 comprised of; cash of $18,727, land of $1,064,651, construction in progress of $1,096,816 and leasehold improvements of $6,122,937 and loans due from CEN Biotech Ukraine of $310,188. As of June 30, 2016, we had liabilities of $15,625,004 comprised of; loans from related parties of $1,383,304, loans of $9,880,216, accrued interest and other expenses of $2,996,875, accounts payable of $216,997, a long-term loan from a related party of $612,000 and multiple long term convertible loans totaling $535,612.

FIRST TWO QUARTERS ENDED JUNE 30, 2016 COMPARED TO FIRST TWO QUARTERS ENDED JUNE 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the first two quarters ended June 30, 2016, we used $301,203 in operating activities compared to $273,321 during the first two quarters ended June 30, 2015. The increase is primarily due to cash used for CEN Ukraine, accrued interest and expense and the reduction in accounts payable.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the first two quarters ended June 30, 2016 totaling $302,923 compared to the same period in 2015 of $47,672. The increase is due to loans made to CEN Ukraine beginning the second quarter of 2016.

Cash Flows from Financing Activities

During the first two quarters ended June 30, 2016, we received $619,837 by way of loans (net foreign exchange) to fund our working capital requirements. This includes new convertible notes held by investors during the second quarter ended June 30, 2016 totaling $535,612 with conversion rights totaling up to 336,980 common shares.

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

As of June 30, 2016, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of June 30, 2016 was effective.

During the quarter ended June 30, 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

The appeals process, as of August 15, 2016 is up to Step 8. The outcome and timing of this legal proceeding cannot be predicted.

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

[297] The declaration will be suspended for six (6) months to allow the government to respond to the declaration of invalidity”

The MMPR has been declared to be of no force and effect, but that declaration is put on hold for 6 months to allow the government to deal with new legislation. In the interim, both the MMPR and MMAR stay in effect pursuant to the terms of the Injunction of Manson J of March 21, 2014.

CEN filed a discontinuance of the Application for Judicial Review ('AJR') filed in Canadian Federal Court.

In no way is the discontinuance of the Application an indication that the Company has abandoned its quest for relief and damages from Health Canada's decision to deny the Company a license under the MMPR Program. CEN Biotech completed everything required under the law and to the specification requested by Health Canada officials in order to achieve the important milestone of a pre-license inspection.

After the pre-license inspection, the Health Canada inspector recommended licensure as evidenced in the report.

In its quest for transparency, on October 30, 2014 the company press released the pre-license inspection report. The press release stated “The names and signatures of Health Canada inspectors have been removed to protect their privacy and security. The two minor deficiencies sited in the report were remedied very quickly. Our facility awaits its award of its License to Grow, Harvest and Sell medical marihuana.” A link to the report follows:

https://www.otciq.com/otciq/ajax/showFinancialReportById.pdf?id=128236

The recommendation for licensure is evidenced in the aforementioned link.

As stated in the February 3, 2016 press release:  On or about February 2, 2016, CEN Biotech filed a Statement of Claim against the Attorney General of Canada in the Ontario Superior Court of Justice.

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

(d) the costs of this proceeding on a substantial indemnity basis, plus all applicable taxes; and

(e) such further and other Relief as to this Honorable Court may seem just.

http://finance.yahoo.com/news/creative-edge-nutrition-inc-announces-121300187.html

Most recently, the license sought by the company under the MMPR has been declared to be of no force and effect by the Federal Court (but that declaration is put on hold for 6 months to allow the government to deal with new legislation).

In the interim, both the MMPR and MMAR stay in effect pursuant to the terms of the Injunction of Manson J of March 21, 2014. A link to the courts decision follows:

http://cas-cdc-www02.cas-satj.gc.ca/rss/T-2030-13%20reasons%2024-02-2016%20(ENG).pdf

The company, in consultation with its legal strategists and attorneys have made the decision to file a discontinuance of the Judicial review and continue on with its suit against Health Canada in Ontario Superior Court.

This decision was made because a license issued in a program deemed unconstitutional appears to hold no intrinsic value. Although the continuance of the Judicial Review would allow Bahige (Bill) Chaaban, the President & CEO of CEN Biotech Inc the ability to fight the libel to his name, it is in the best interest of shareholders to pursue the best legal avenue for the company, this being the Ontario Superior court suit.

OMB HEARING:

CEN Biotech in conjunction with the property owner of 20 North Rear Rd filed appeals to the Town of Lakeshores zoning bylaws and the Official Plan regarding Medical Marihuana facilities.

The property owner withdrew his appeal before the OMB. CEN filed a discontinuance of its Appeal before the Ontario Municipal Board.

In no way is the discontinuance of the Appeal an indication that the Company has abandoned its quest for relief and damages from Health Canada's decision to deny the Company a license under the MMPR Program and the Town of Lakeshore’s interference with the company’s licensing process.

Most recently, the license sought by the company under the MMPR has been declared to be of no force and effect by the Federal Court (but that declaration is put on hold for 6 months to allow the government to deal with new legislation).

In the interim, both the MMPR and MMAR stay in effect pursuant to the terms of the Injunction of Manson J of March 21, 2014. A link to the courts decision follows:

http://cas-cdc-www02.cas-satj.gc.ca/rss/T-2030-13%20reasons%2024-02-2016%20(ENG).pdf

Date: 20160224 Docket: T-2030-13 Citation: 2016 FC 236 ...

cas-cdc-www02.cas-satj.gc.ca

Date: 20160224 . Docket: T-2030-13 . Citation: 2016 FC 236 . BETWEEN: NEIL ALLARD,

TANYA BEEMISH, DAVID HEBERT AND SHAWN DAVEY Plaintiffs

The company, in consultation with its legal strategists and attorneys have made the decision to file a discontinuance of the Ontario Municipal Board Appeal.  The company will continue on with its suit against Health Canada in Ontario Superior Court. It is likely that the Town of Lakeshore will be added as a party to the lawsuit.

This decision was made because a license issued in a program deemed unconstitutional appears to hold no intrinsic value. In light of prospective nationwide legalization, the company believes it is the best use of resources and in the best interest of shareholders to pursue the best legal avenue for the company, this being the Ontario Superior court suit.

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

CEN Biotech, Inc. Announces the use of Social Media For Company Announcements in addition to Press Releases

As done by its former parent company Creative Edge Nutrition Inc., CEN Biotech a specialty pharmaceutical company announces that The Securities and Exchange Commission issued a report that makes clear that companies can use social media outlets like Facebook and Twitter to announce key information in compliance with Regulation Fair Disclosure (Regulation FD) so long as investors have been alerted about which social media will be used to disseminate such information. See link below

https://www.sec.gov/News/PressRelease/Detail/PressRelease/1365171513574

Bill Chaaban commented, "In the fast paced business environment, we cannot keep our shareholders up to date with daily press releases on the news wire. The SEC with its forward thinking has allowed companies to update shareholders daily if required through the use of our company’s social media outlets.  This allows our shareholders to make quick educated decisions in their investments.

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

We have not yet generated any revenue and have no committed sources of ongoing debt or equity financing. At June 30, 2016, we had cash of $18,727 and a working capital deficit of $14,458,665. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2015 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

3.	The failure to become licensed by Health Canada for the production of medical marijuana production may cause us to abandon or seriously delay our business plan.

On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Health Canada. The Company filed an application for judicial review in Canadian federal court on April 10, 2015 in order to obtain a reversal of this decision. The outcome of this legal proceeding cannot be predicted. The file is currently making its way through the legal process in Federal Court in Canada. We cannot predict the likely outcome of this litigation. CEN withdrew its application for Judicial Review because the MMPR has been declared to be of no force and effect, but that declaration is put on hold for 6 months to allow the government to deal with new legislation. In the interim, both the MMPR and MMAR stay in effect pursuant to the terms of the Injunction of Manson J of March 21, 2014. The company has withdrawn its application for Judicial Review based on the court’s declaration.

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

Our site was chosen in conjunction with meetings with the Economic Development Officer for the Town of Lakeshore. We chose this location because of assurances from Town officials stating that the property had the proper zoning to undertake our stated business plan. We also provided a written notice was given to the Town of Lakeshore of our intent to use our agricultural zoned land for growing medical marihuana. We then applied for and received building permits from the Town of Lakeshore. We underwent numerous building inspections from the Town’s building department and successfully closed out the permits. We contend that our site is grandfathered for its agricultural use since we relied on the statements and actions from the Town. The Town is now retroactively attempting to enact a bylaw to change the zoning required. We have filed a claim against the Town before the Ontario Municipal Board but cannot predict the timing or outcome of this action. The property owner withdrew his appeal before the OMB.

CEN filed a discontinuance of its Appeal before the Ontario Municipal Board.

In no way is the discontinuance of the Appeal an indication that the Company has abandoned its quest for relief and damages from Health Canada's decision to deny the Company a license under the MMPR Program and the Town of Lakeshore’s interference with the company’s licensing process.

Most recently, the license sought by the company under the MMPR has been declared to be of no force and effect by the Federal Court (but that declaration is put on hold for 6 months to allow the government to deal with new legislation).

In the interim, both the MMPR and MMAR stay in effect pursuant to the terms of the Injunction of Manson J of March 21, 2014. A link to the courts decision follows:

http://cas-cdc-www02.cas-satj.gc.ca/rss/T-2030-13%20reasons%2024-02-2016%20(ENG).pdf

Date: 20160224 Docket: T-2030-13 Citation: 2016 FC 236 ...

cas-cdc-www02.cas-satj.gc.ca

Date: 20160224 . Docket: T-2030-13 . Citation: 2016 FC 236 . BETWEEN: NEIL ALLARD,

TANYA BEEMISH, DAVID HEBERT AND SHAWN DAVEY Plaintiffs

The company, in consultation with its legal strategists and attorneys have made the decision to file a discontinuance of the Ontario Municipal Board Appeal.  The company will continue on with its suit against Health Canada in Ontario Superior Court. It is likely that the Town of Lakeshore will be added as a party to the lawsuit.

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

24.	Market uncertainties in Canada for Medical Marijuana.

The Canadian Government has indicated that it intends to legalize the use of medical marijuana. With recent court rulings, it appears that the average Canadian may have the ability to grow their own medical marijuana. This could have a tremendous impact on the value of a medical marijuana license. Medical marijuana laws in Canada are in flux and there is uncertainty regarding the value a license may have.

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

August 15, 2016