Form 10-Q
period 2016-09-30
CEN BIOTECH INC
filed 2016-11-14
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

    

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At September 30, 2016 the number of shares of the Registrant’s common stock outstanding was 7,000,000.

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

CEN BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

SEPTEMBER30, 2016 AND DECEMBER 31, 2015

	September 30, 2016	Dec 31, 2015
ASSETS
Current assets
Cash	$31,573	$3,016
Total Current Assets	31,573	3,016
FIXED ASSETS
Furniture and equipment in use	17,668	-
Depreciation	884	-
Net furniture and equipment in use	16,784	-
Land	-	1,064,651
Construction In Progress	-	1,096,816
Leasehold Improvements in Progress	6,105,711	6,130,644
OTHER ASSETS
Loans to CEN Ukraine	310,188
Lighting Patent	2,364,133
Total Assets	$8,828,389	$8,295,127

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts Payable	$169,700	$164,503
Accounts Payable – related parties	62,994	75,000
Accrued Interest	2,230,424	1,228,023
Accrued Interest – related parties	178,160	250,252
Accrued Expenses	728,234	593,719
Loans Payable – related parties	847,318	1,313,680
Loans Payable	9,969,179	9,865,615
Total Current Liabilities	14,186,009	13,490,792
LONG-TERM DEBT
Loans Payable – related party	-	612,000
Loans Payable – convertible notes	850,002
Loans Payable – convertible notes related party	1,388,121
Total Liabilities	16,424,132	14,102,792
STOCKHOLDERS’ DEFICIT
Preferred Stock; unlimited number of shares authorized; 100,000 issued and outstanding	10	10
Common Stock; unlimited number of shares authorized; 7,000,000 issued and outstanding	82	82
Common Stock – Issuance related to patent acquisition; 3,125,000 to be issued	3
Accumulated Deficit	(7,595,838)	(5,807,757)
Total Stockholders’ Deficit	(7,595,743)	(5,807,665)
Total Liabilities and Stockholders’ Deficit	$8,828,389	$8,295,127

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	2016	2015

Revenue
Sale of equipment	-	-

Operating expenses
Salary and Consulting Fees	-	20,042
Salary and Consulting Fees – related parties	24,000	-
General and Administrative	147,873	180,402
General and Administrative – related parties	-	-
Foreign Exchange Loss (Gain)	(1,480)	-

Total Expense	170,393	200,444

Loss from operations	(170,393)	(200,444)

Other Expenses
Interest	353,727	313,701
Interest – related parties	59,942	42,283

Total other expenses	413,669	355,984

Net Loss	$(584,062)	$(556,428)

Net Loss Per Share: Basic And Diluted	(0.08)	(0.08)

Weighted Average Number of Shares Outstanding: Basic And Diluted	7,000,000	7,000,000

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	2016	2015

Revenue
Sale of equipment	2,321	-

Operating expenses
Salary and Consulting Fees	95,239	123,411
Salary and Consulting Fees – related parties	24,000	-
General and Administrative	431,902	475,800
General and Administrative – related parties	-	-
Foreign Exchange Loss (Gain)	54,123	(1,679)
Total Expense	605,264	597,532

Loss from operations	(602,943)	(597,532)

Other Expenses
Interest	1,020,051	922,271
Interest – related parties	165,088	125,283
Total other expenses	1,185,139	1,047,554

Net Loss	$(1,788,082)	$(1,645,086)

Net Loss Per Share: Basic And Diluted	(0.26)	(0.24)

Weighted Average Number of Shares Outstanding: Basic And Diluted	7,000,000	7,000,000

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,788,081)	$(1,645,086)

Adjustments to reconcile net gain (loss) to net cash used in operating activities
Depreciation	884
Changes in
Accounts Payable and Accrued Expenses	232,912	61,113
Accrued Interest	1,185,138	1,177,894

Cash Flows Used In Operating Activities	(369,147)	(406,079)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from CEN Ukraine	(310,188)	-
Leasehold Improvements In Progress	7,265	(47,673)
Total Cash Flows Used in Investing Activities	(302,923)	(47,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Loans	700,627	413,117
Total Cash Flows Provided by Financing Activities	700,627	413,117

NET CHANGE IN CASH	28,557	(40,635)

Cash, Beginning of Period	3,016	44,433
Cash, End of Period	$31,573	$3,798

NON-CASH TRANSACTIONS
Interest Paid	$-	$-
Income Taxes Paid	-	-
Accrued Expense reclassified to Notes Payable	105,206	-
Accrued Interest reclassified to Notes Payable	254,829	-

Patent Acquisition:
Construction in Progress exchanged for Patent	1,096,816	-
Land exchanged for Patent	1,064,651	-
Loans Payable exchanged for Patent	202,663	-
Stock Issuable in exchange for Patent	3	-
Patent Acquired with above consideration	2,364,133	-

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

Notes to the Consolidated Financial Statements

September 30, 2016

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of September 30, 2016 or 2015.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $7,595,838 at September 30, 2016, and had no committed source of debt or equity financing.

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

There are 2 year convertible notes with a principal balance of $1,388,121 due to Mr. Chaaban. It bears interest at an annual rate of 12% and is convertible to 871,576 common shares. There are also multiple long-term convertible notes with a principle balance of $850,002. Two notes bear interest at 12% and all others bear interest at an annual rate of 5% and have conversion rights totaling up to 542,350 common shares.

SUMMARY TABLE OF NOTES PAYABLE

As of September 30, 2016 and 2015

SUMMARY OF NOTES PAYABLE	2016	2015

Loans Payable	9,969,179	9,881,855
Loans Payable – related parties	847,318	1,440,482
Long-Term Loans	850,002	-
Long-Term Loans – related parties	1,388,121	612,000
Total of All Notes Payable	$13,054,620	$11,934,337

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from October 1, 2016 through November 10, 2016, the date of issuance of the last quarterly financial statements, and has determined it has the no material subsequent events to disclose;

NOTE 6- RELATED PARTY TRANSACTIONS

There are loans of $310,188 to CEN Biotech Ukraine. CEN Biotech Ukraine was founded by Bill Chaaban. Bill Chaaban currently owns 51% OF CEN Biotech Ukraine. CEN Biotech Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban has personally funded CEN Biotech Ukraine.

NOTE 7 – PATENT ACQUISITION

On September 12, 2016, the Company completed the transaction to acquire assets, including patented Cold LED Lighting Technology, from Tesla Digital, Inc. (A Canadian Corporation) and Stevan (Steve) Pokrajac. .

The material consideration given by Company includes:

(a)	3,125,000 shares of Cen Biotech stock. The issuance is to be completed, at the Company discretion, within no more than 180 from the closing date.
(b)

The transfer of real properties located at 135 North Rear Road having a book value of $2,161,467 USD and 1517-1525 Ridge Road having a purchase cost (including other related disbursements) to the Company of approximately $182,488.

(c)	Non-material consideration includes employment with operating company formed to realize the potential of the acquired technology.

The company plans to explore manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired other than the patent included old machinery and raw materials. The company has assigned no value to these since their value was not relevant to or calculated in the company’s offer for acquisition. Therefore no impairment will be necessary if these assets are disposed of.

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

Acquisition of Tesla Digital

On September 12, 2016, the Company completed the transaction to acquire assets, including patented Cold LED Lighting Technology, from Tesla Digital, Inc. (A Canadian Corporation) and Stevan (Steve) Pokrajac. .

The material consideration given by Company includes:

(d)	3,125,000 shares of Cen Biotech stock. The issuance is to be completed, at the Company discretion, within no more than 180 from the closing date.
(e)

The transfer of real properties located at 135 North Rear Road having a book value of $2,161,467 USD and 1517-1525 Ridge Road having a purchase cost (including other related disbursements) to the Company of approximately $182,488.

(f)	Non-material consideration includes employment with operating company formed to realize the potential of the acquired technology.

The company plans to explore manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired other than the patent included old machinery and raw materials. The company has assigned no value to these since their value was not relevant to or calculated in the company’s offer for acquisition. Therefore no impairment will be necessary if these assets are disposed of.

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

We will require additional capital to meet our operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern

THIRD QUARTER ENDED SEPTEMBER 30, 2016 COMPARED TO THIRD QUARTER ENDED JUNE 30, 2015.

Revenue

We recognized $0 in revenue during the third quarter ended September 30, 2016 as we have not commenced revenue generating operations as of yet.

Operating Expenses

During the quarter ended September 30, 2016, our operating expenses were $170,393 compared to $200,444 during the same period for the prior fiscal year. During the three months ended September 30, 2016, our operating expenses were comprised of salary and consulting fees of $24,000, professional fees of $31,656, rent expense of $58,871, travel expense of $23,543, security fees of 27,437 and general and administrative item of $4,886. By comparison, for the three months ended September 30, 2015, our operating expenses were comprised of salary and consulting fees of $20,042, professional fees of $119,224, rent expense of $49,196, travel of $0, and general and administrative items of $11,982. Expenses incurred during the third quarter ended September 30, 2016 compared to third quarter ended September 30, 2015 decreased primarily due to a decreases in the use of professional fees. Professional fees generally include financial, legal and administrative contracted services.

Other Income and Expense Items

During third quarter ended September 30, 2016, our other income and expense items totaled $413,669 expense compared to $355,984 expense the prior fiscal year. During the three months ended September 30, 2016, our other income and expense items were comprised of interest fees of $353,727 and related parties interest of 59,942. By comparison, for the three months ended September 30, 2015, our other income and expense items were of interest fees of $313,701 and related parties interest of 42,283.

Net Loss

Our net loss for the third quarter ended September 30, 2016 was $584,062 compared to a net loss of $556,428 during the third quarter ended September 30, 2015 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had assets of $8,828,389 comprised of; cash of $31,573, patent asset of $2,364,133 and leasehold improvements of $6,122,495 and loans due from CEN Biotech Ukraine of $310,188. As of September 30, 2016, we had liabilities of $16,424,132 comprised of; loans from related parties of $847,318, loans of $9,969,179, accrued interest and other expenses of $3,136,818, accounts payable of $232,694, convertible notes from a related party of $1,388,121, and multiple long term convertible loans totaling $850,002.

FIRST THREE QUARTERS ENDED SEPTEMBER 30, 2016 COMPARED TO FIRST THREE QUARTERS ENDED SEPTEMBER 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the first three quarters ended September 30, 2016, we used $369,147 in operating activities compared to $406,079 during the first three quarters ended September 30, 2015. The increase is primarily due to accrued interest and accrued expenses.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the first three quarters ended September 30, 2016 totaling $302,923 compared to the same period in 2015 of $47,672. The increase is due to loans made to CEN Ukraine beginning in the second quarter of 2016.

Cash Flows from Financing Activities

During the first three quarters ended September 30, 2016, financing activities equaled $700,627. This included loans (net foreign exchange) to fund our working capital requirements of $960,928. This includes new convertible notes held by investors during the first three quarters ended September 30, 2016 totaling $850,002 with conversion rights totaling up to 542,350 common shares.

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

As of September 30, 2016, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of September 30, 2016 was effective.

During the quarter ended September 30, 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

We have not yet generated any revenue and have no committed sources of ongoing debt or equity financing. At September 30, 2016, we had cash of $31,573 and a working capital deficit of $14,154,436. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2015 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

November 10, 2016