Form 10-K
period 2016-12-31
CEN BIOTECH INC
filed 2017-04-13
CIK 1653821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 10, 2017 is 10,525,000 shares of common stock and 100,000 shares of preferred stock, both with no par value per share.

The Registrant’s common stock has not traded on the OTCQB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the outstanding shares held by non-affiliates, based upon the book value as of December 31, 2016 was $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

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

Introduction

CEN Biotech, Inc. (“CEN” or the “Company”) was incorporated in Canada on August 4, 2013 as a subsidiary of Creative Edge Nutrition, Inc. (“Creative”), a public company incorporated in Nevada. Creative distributed all of the shares of CEN common stock on a pro rata basis to the Creative shareholders on February 29, 2016 at which time CEN became an independent public company. At the time of the spinoff, CEN and Creative had separate officers and directors. No individual is an officer or director of both. Creative will cooperate with CEN if any corporate or similar information is needed. Otherwise, there will be virtually no areas of ongoing relationship.

CEN is an early stage Canadian biopharmaceutical company founded to integrate agronomical and pharmaceutical principles for the purposes of growing, selling and delivering pharmaceutical-grade medical marijuana to patients in accordance with Health Canada’s newly-formed Marihuana for Medical Purposes Regulations (MMPR).

CEN obtained funding to build the initial phase of its comprehensive seed-to-sale facility and planned to obtain a license and begin operating its state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario.  CEN has applied for a license with Health Canada but cannot provide any assurances of the likelihood of receiving the license or the timing involved.

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

In its quest for transparency, on October 30, 2014 the company press released the pre-license inspection report. The press release stated “The names and signatures of Health Canada inspectors have been removed to protect their privacy and security. The two minor deficiencies cited in the report were remedied very quickly. Our facility awaits its award of its License to Grow, Harvest and Sell medical marihuana.” A link to the report follows:

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

CEN’s new facility was engineered to meet all Health Canada requirements under the MMPR, including but not limited specifications for security, good production practices, packaging, labeling, distribution, record-keeping and reporting. The planning and construction of the facility was overseen by R.X.N.B., Inc., an entity which is 45% owned by Mr. Chaaban. Through December 31, 2016, R.X.N.B. had billed and collected $2,439,900 for its work on the project.

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

CEN’s organically cultivated medical marijuana will be offered in 1, 3, 5, 10 and 15 gram increments. CEN will engage in a thorough testing phase before bringing new products to the market, while accommodating the demands of patients in need of either smokable or non-smokable forms of medication. The initial product-line will include the following strains and hybrids:

●	Indica Dominant Strains : Helps treat pain, stress, muscle spasms and insomnia

●	Sativa Dominant Strains : Helps treat mood disorders (depression), headaches, glaucoma and lack of appetite

●	Indica/Sativa Hybrids : Helps treat pain, anxiety, lack of appetite and mood disorders (depression).

●	"Kush" Strains : Helps treat pain and insomnia

●	"Diesel" Strains : Helps treat mood disorders (depression) and anxiety

●	"Haze" Strains : Helps treat headaches, lack of appetite and mood disorders (depression)

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

Intellectual Property

On September 12, 2016, the Company completed the transaction to acquire assets, including patented Cold LED Lighting Technology, from Tesla Digital, Inc. (A Canadian Corporation) and Stevan (Steve) Pokrajac.

The company plans to explore manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired other than the patent included old machinery and raw materials. The company has assigned no value to these since their value was not relevant to or calculated in the company’s offer for acquisition. Therefore, no impairment will be necessary if these assets are disposed of.

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

We have not yet generated any revenue and have no committed sources of ongoing debt or equity financing. At December 31, 2016, we had cash of $62,381 and a working capital deficit of $14,631,605. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2016 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

At December 31, 2016, CEN has current notes, loans and accrued expenses aggregating $14,693,986. Since CEN has no current revenue, we will have to locate other sources of debt or equity financing in order to meet these obligations. If we are unable to do so, we may default on some commitments which could have a very negative effect on our business.

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

As of March 31, 2016, we had not received a trading symbol for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCQB maintained by the OTC Markets Group. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require or that any buying of our shares will ever take place.

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

CEN has two facilities in Lakeshore, Ontario located approximately one-quarter mile apart from each other. The facilities have been constructed and assembled to meet or exceed all security requirements specified by Health Canada. CEN has applied to grow and sell up to 1.32 million pounds of marijuana per calendar year under the MMPR program in Canada.

●

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

The material consideration given by Company includes:

(a)	3,125,000 shares of Cen Biotech stock. The issuance is to be completed, at the Company discretion, within no more than 180 days from the closing date.

(b)

The transfer of real properties located at 135 North Rear Road having a book value of $2,161,467 USD and 1517-1525 Ridge Road having a purchase cost (including other related disbursements) to the Company of approximately $182,488.

(c)	Non-material consideration includes employment by the principal of the acquiree with any future operating company formed to realize the potential of the acquired technology.

The company plans to explore manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired other than the patent included old machinery and raw materials. The company has assigned no value to these since their value was not relevant to or calculated in the company’s offer for acquisition. Therefore, no impairment will be necessary if these assets are disposed of.

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

NOTES REGARDING FORWARD LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;

●	our business prospects;

●	our contractual arrangements and relationships with both third parties and related parties;

●	the dependence of our future success on the general economy;

●	our possible financings; and

●	the adequacy of our cash resources and working capital

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

Separation from Creative

        In November 2014, Creative announced plans to separate into two publicly-traded companies, one comprising our planned specialty pharmaceutical business located in Canada from our nutritional supplements business. As part of the separation which was finalized on February 29, 2016, Creative transferred substantially all of the assets and liabilities of the specialty pharmaceutical business to CEN. The distribution took place as a pro rata distribution of CEN shares to Creative shareholders that is tax free for U.S. Federal income tax purposes. CEN was incorporated in Ontario as a wholly-owned subsidiary of Creative on August 2013.

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

We will require additional capital to meet our operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern

FISCAL YEAR ENDED DECEMBER 31, 2016 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2015.

Revenue

We recognized no revenue during the twelve months ended December 31, 2016 and 2015 as we have not commenced revenue generating operations as yet.

Operating Expenses

During the fiscal year ended December 31, 2016, our operating expenses were $5,980,856 compared to $1,044,523 during the prior fiscal year. During the twelve months ended December 31, 2016, our operating expenses were comprised of salary and consulting fees of $229,739, professional fees of $275,474, rent expense of $263,776, travel expense of $177,799, impairment expense of $4,835,596 and other general and administrative expenses of $150,933 and net foreign exchange loss of $47,539. By comparison, for the twelve months ended December 31, 2015, our operating expenses were comprised of salary and consulting fees of $223,411, professional fees of $447,686, rent expense of $231,390, and general and administrative items of $142,036, net of foreign exchange losses of $121,146. Expenses incurred during the fiscal year ended December 31, 2016 compared to fiscal year ended December 31, 2015 increased primarily due to impairment loss on leasehold improvements. Professional fees generally include financial, legal and administrative contracted services.

Other Expense Items

During fiscal year ended December 31, 2016, our other expense items totaled $1,601,172 compared to $1,362,032 the prior fiscal year. During the twelve months ended December 31, 2016, our other expense items were comprised of interest fees of $1,601,172. By comparison, for the twelve months ended December 31, 2015, our other expense items were comprised of interest fees of $1,362,032.

Net Loss

Our net loss for the fiscal year ended December 31, 2016 was $7,582,028 compared to a net loss of $2,406,555 during the fiscal year ended December 31, 2015 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had assets of $4,094,019 comprised of; cash of $62,381, net property and equipment of $16,343, leasehold improvements of $1,270,115, loans to CEN Ukraine of $425,328 and patent of 2,319,852. As of December 31, 2016, we had liabilities of 17,473,710 comprised of; loans from related parties of $846,448, loans of $9,962,287, accrued interest and other expenses of $3,665,202, accounts payable of $220,049, long-term loans of 1,391,602 and long-term loans from a related party of $1,388,122.

FISCAL YEAR ENDED DECEMBER 31, 2016 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the fiscal year ended December 31, 2016, we used $682,146 in operating activities compared to $263,819 during the fiscal year ended December 31, 2015. The increase between the two periods related primarily to increases in interest, depreciation and travel compared to the prior fiscal year.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the fiscal year ended December 31, 2016 totaling $425,900 compared to the prior period of $47,672. During the twelve months ended December 31, 2016, our use of cash flows for investing activities were comprised primarily of loans to CEN Ukraine of $425,328. By comparison, for the twelve months ended December 31, 2015, our use of cash flows for investing activities were comprised of leasehold improvements in progress of $47,672.

Cash Flows from Financing Activities

During the fiscal year ended December 31, 2016, we received $1,167,412 by way of loans of convertible notes from investors to fund our working capital requirements. During the fiscal year ended December 31, 2015, we received $270,074 by way of loans of $265,614 and loans from related parties (net of foreign exchange) of $4,460.

CEN has no committed source of debt or equity financing. Our President is seeking additional financing from his business contacts, but no assurances can be given that such financing will be obtained or, if obtained, on what terms. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal period ended December 31, 2016 that states that our lack of committed resources causes substantial doubt about our ability to continue as a going concern

Fluctuations of foreign exchange rates may adversely affect our reported results.

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

Our financial statements as of December 31, 2016 and the year then ended start on page 37.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures did not operate in an effective manner as of December 31, 2015.

Planned Revisions to disclosure Controls and Procedures

Management recognizes the need for additional resources in the area of accounting and financial reporting controls and procedures. We anticipate outsourcing the accounting and financial reporting oversight roles to a qualified accounting firm with public company reporting expertise.

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

Item 9B.	OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended January 31, 2013 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Following the spinoff, no one will be an officer or director of both Creative and CEN. Our management consists of:

Name	Age	Title

Bill Chaaban	45	Chairman, President, Chief Executive Officer, Chief Financial Officer

Bill Chaaban, 45, is the only Director and Officer and spends 100% of his time to CEN. Since 1998 Mr. Chaaban has owned and operated a variety of nutrition companies including CGIA, Inc., Edge Nutrition, Inc., Fitness One, Inc., Supplement Group, Inc., F1 Fulfillment, Inc., Chaaban Law Firm and Flash Fitness, Inc. and R.X.N.B., Inc. He has been Chief Executive Officer of Creative. A public company, since April, 2012. Mr. Chaaban holds a Bachelor of Commerce degree from the University of Alberta, a Bachelor of Laws from the University of Windsor, a JD from the University of Detroit, and a Master of Laws from Wayne State University.

Code of Business Conduct and Ethics

We adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

●	compliance with applicable laws, rules and regulations,

●	the prompt reporting violation of the code, and

●	accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement of which this information statement is a part.

Board of Directors

We currently have one director, who is not considered independent.

Directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our current director’s term of office expires on December 31, 2017. All officers are appointed annually by the board of directors and, subject to existing employment agreements and serve at the discretion of the board. Currently, a person serving as a director receives no compensation for serving in the role as a director.

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

Item 11.	EXECUTIVE COMPENSATION

There was no executive compensation during the years ended December 31, 2016 and 2015, with the following exception:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year Ended December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Bill Chaaban	2016	-	-	-	-	-	-	-	-
CEO, CFO and Director	2015	-	-	-	-	-	-	-	-

The Company’s President signed a five-year contract in August 2013 under which he is entitled to an annual salary of $1,200,000. Mr. Chaaban waived the Company’s accrued wages owed to him in 2016, 2015, 2014 and 2013. Milestones and future markers will be established and clearly enunciated and laid out for the shareholders in proper disclosure format when the time arises.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Mr. Chaaban signed a five-year contract in August 2013 under which he is entitled to an annual salary of $1,200,000 which is reviewed each February. Mr. Chaaban waived the Company’s accrued wages owed to him in 2016, 2015, 2014 and 2013.

Mr. Chaaban received 100,000 shares of special voting stock. Each share of the special voting stock is entitled to 500 votes. The special voting rights go in effect concurrent with the distribution. These shares were valued at $100. Mr. Chaaban has waived the special voting rights.

Mr. Chaaban also has made several loans to the Company:

●	In December 2014, a loan of $113,348 which bears interest at 10% per annum and is unsecured. This note was due December 31, 2015 but it has been extended until December 31, 2017.

●	In 2015, several notes aggregating $108,940 which bears interest at 10% per annum. These notes are due December 31, 2017.

●	In 2016, Bill Chaaban made four additional loans with an aggregate principal balance of approximately $22,660 which bears interest of 10% per annum. These notes are due December 31, 2017.

●	Two convertible notes totaling $1,388,121 which bears interest at 12% per annum. These notes are due in September, 2018 and have conversion options totaling 867,576 common shares.

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

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services in connection with statutory and regulatory filings including reviews of our interim financial statements. Audit fees amounted to $44,412 in 2016 and $65,741 in 2015.

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

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees amounted to $11,383 in 2016 and 12,770 in 2015.

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

Date: April 10, 2017	By:	/s/ Bill Chaaban
BILL CHAABAN
Chief Executive Officer

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors

CEN Biotech, Inc.

Lakeshore, Ontario, Canada

We have audited the accompanying consolidated balance sheets of CEN Biotech, Inc. and its subsidiaries (Collectively “the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Thayer O’Neal Company, LLC

/s/ Thayer O’Neal Company, LLC.

Houston, Texas

April 8, 2017

CEN BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$62,381	$3,016
Total Current Assets	62,381	3,016

PROPERTY, PLANT AND IMPROVEMENTS
Property and equipment placed in service	16,343	-
Improvements in process	1,270,115	8,292,111

OTHER ASSETS
Advance on business acquisition	425,328	-
Intangible asset	2,319,852	-

Total Assets	$4,094,019	$8,295,127
LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts Payable	$157,055	$164,503
Accounts Payable – related parties	62,994	75,000
Accrued Interest	2,717,478	1,228,023
Accrued Interest – related parties	107,140	250,252
Accrued Expenses	840,584	593,719
Loans Payable – related parties	846,448	1,313,680
Loans Payable	9,962,287	9,865,615

Total Current Liabilities	14,693,986	13,490,792
LONG-TERM DEBT
Loans Payable – related party	-	612,000
Loans Payable – convertible notes	1,391,602	-
Loans Payable – convertible notes related party	1,388,122	-

Total Liabilities	17,473,710	14,102,792
STOCKHOLDERS’ DEFICIT
Preferred Stock; unlimited authorized shares; 100,000 issued and outstanding	10	10
Common Stock; unlimited authorized shares; 10,525,000 and 7,000,000 issued and outstanding as of December 31, 2016 and 2015, respectively	85	82
Additional Paid in Capital	10,000	0
Accumulated Deficit	(13,389,785)	(5,807,757)

Total Stockholders’ Deficit	(13,379,690)	(5,807,665)

Total liabilities and stockholders’ deficit	$4,094,019	$8,295,127

See accompanying notes to the consolidated financial statements.

CEN BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS END DECEMBER 31, 2016 AND 2015

	2016	2015
Revenue
Sale of equipment	$2,321	$-

Operating expenses
Salary and Consulting Fees	195,739	223,411
Stock Based Compensation	10,000	-
Salary and Consulting Fees – related parties	24,000	-
General and Administrative	870,303	942,258
Impairment of Leasehold Improvements	4,835,596	-
Foreign Exchange Loss (Gain)	47,539	(121,146)
Total Expense	5,980,856	1,044,523
Loss from operations	(5,980,856)	(1,044,523)

Other Expenses
Interest	1,313,319	1,178,708
Interest – related parties	287,853	183,324
Total other expenses	1,601,172	1,362,032
Net Loss	$(7,582,028)	$(2,406,555)

Net Loss Per Share: Basic And Diluted	$(0.92)	$(0.34)

Weighted Average Number of Shares Outstanding: Basic And Diluted	8,222,827	7,000,000

See accompanying notes to the consolidated financial statements.

CEN BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,582,028)	$(2,406,555)
Adjustments to reconcile net gain (loss) to net cash used in operating activities
Depreciation & Amortization	45,605
Impairment Loss	4,835,596
Stock-Based Compensation	10,000
Foreign Exchange Loss	(47,539)
Changes in
Due from Creative Edge Nutrition Inc.		167,456
Accounts Payable	102,978	613,248
Accrued Interest and Other Expenses	1,953,242	1,362,032
Cash Flows Used in Operating Activities	(682,146)	(263,819)
CASH FLOWS FROM INVESTING ACTIVITIES
Loans to CEN Ukraine	(425,328)	-
Leasehold Improvements In Progress	7,265	(47,672)
Purchase of Light Patent (paid in cash)	(7,837)	-
Total Cash Flows Used in Investing Activities	(425,900)	(47,672)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Convertible Loans	1,167,412	270,074
Total Cash Flows Provided by Financing Activities	1,167,412	270,074
Net increase (decrease)	59,366	(41,417)
Cash, Beginning of Period	3,016	44,433
Cash, End of Period	$62,381	$3,016
NON-CASH TRANSACTIONS
Loans Payable reclassified to Convertible Notes	$206,541	$-
Loans Payable- RP reclassified to Convertible Notes- RP	$538,943	$-
Accrued Expense reclassified to Notes Payable	$105,206	$-
Accrued Interest reclassified to Notes Payable	$254,829	$-
Patent Acquisition:
Construction in Progress exchanged for Patent	$1,096,816	$-
Land exchanged for Patent	$1,064,651	$-
Loans Payable exchanged for Patent	$202,663	$-
Stock Issued in exchange for Patent	$3	$-
Patent Acquired with above consideration	$2,364,133	$-

See accompanying notes to the consolidated financial statements.

CEN BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred Shares	Special Specialcial Preferred Shares AmountPreferred Shares Amount	Common Shares	Common Shares Common Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, January 1, 2015	100,000	$10	7,000,000	$82		$(3,401,202)	$(3,401,110)
Net loss	-	-	-	-		(2,406,555)	(2,406,555)

Balance, December 31, 2015	100,000	10	7,000,000	82		(5,807,757)	(5,807,665)

Shares issued in connection with Patent acquisition	-	-	3,125,000	3	-	-	3

Shares issued for services	-	-	400,000		10,000	(10,000)	-

Net loss	-	-	-	-		(7,582,028)	(7,582,028)

Balance, December 31, 2015	100,000	$10	10,525,000	$85	$10,000	$(13,399,785)	$(13,389,690)

See accompanying notes to the consolidated financial statements.

CEN BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 – ORGANIZATION AND CONSOLIDATION

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

The company’s financial statement are consolidated and include the accounts of CEN Biotech Inc. and CEN Holdings Inc. CEN Holdings Inc. was incorporated in Michigan as a non-operating wholly owned subsidiary of CEN Biotech Inc. Its purpose is to ease and facilitate US banking transactions. Intercompany transactions are eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting in accordance with generally accepted accounting principles in the United States.  The Company has elected a calendar year end.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The Company has adopted the provisions of ASC 260.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents

Fair Value of Financial Instruments

The fair value of our financial instruments reflects the amounts that we estimate to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The Company’s financial instruments including cash and accounts payable are assumed to be carried at fair value due to their short term maturities.

CEN BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization of property and equipment is provided using the straight-line method for financial reporting purposes at deemed sufficient to recover the cost over the estimated useful lives of the assets. We have recorded 1,325 depreciation expense as of December 31, 2016.

Classification	Estimated Useful Life (in years)
Furniture and fixtures	7
Equipment	5
Computer equipment	3

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

Impairment of Long-Lived Assets

The Company's recently acquired a patent which is accounted for as a definite-lived intangible asset in accordance with ASC 360 "Impairment and Disposal of Long-Lived Assets" ("ASC 360").

We periodically review the carrying value of our long-lived assets, such as property and equipment, and intangibles, including goodwill, whenever current events or circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or an actual third-party valuation. If the carrying amount of an asset exceeds its estimated future cash flows or third-party valuation, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

CEN BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less an amount for estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered, (iii) the sales price for the services is fixed or determinable, and (iv) collectability is reasonably assured.

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

Foreign Currency Transactions and Balances

Foreign currency transactions in Canadian dollars are recorded in the Company’s financial records in US Dollars at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are subsequently remeasured at the balance sheet date exchange rate into the functional currency. All gains and losses resulting from the settlement of foreign currency transactions and from the re-measurement of monetary assets and liabilities denominated in foreign currencies are included in the income statement.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of December 31, 2016 or 2015.

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

CEN BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect as of the date of the issuance of these financial statements. The following pronouncements will significantly impact future reporting of financial positon and results of operations. Management is currently assessing implementation.

FASB Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

The FASB has issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods.

FASB Accounting Standards Update No. 2016-02 —Leases (Topic 842)

The FASB has issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

●	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

●	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

●

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

●

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity).

FASB Accounting Standards Update No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

CEN BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The FASB has issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period.

FASB Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

The FASB has issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606.

The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date for nonpublic entities is deferred by one year.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $13,389,785 at December 31, 2016, and has no committed source of debt or equity financing.

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

CEN BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY, PLANT AND IMPROVEMENTS

Property and equipment placed in service as of December 31, 2016 and 2015, consists of the following:

Description	2016	2015
Furniture and equipment	$17,668	$-
Accumulated depreciation	1,325	-
Net furniture and equipment	$16,343	$-

We have recorded $1,325 and $- in depreciation expense for these assets for the years ended December 31, 2016 and 2015, respectively.

Property and improvements not placed in service as of December 31, 2016 and 2015, consist of the following:

Description	2016	2015
Leasehold improvements	$6,105,711	$6,130,644
Accumulated impairment	4,835,596	-
Net Leasehold Improvements	1,270,115	-
Land	-	1,064,651
Construction in progress	-	1,096,816
Net leasehold improvements	$1,270,115	$8,292,111

The Company’s fixed assets consist of the following: a property at 135 North Rear Road, and leasehold improvements at 20 North Rear Road. The company paid $1,064,651 in order to buy 135 North Rear Road, which is intended to serve as an office and an experimental growing space for the Company. This amount was capitalized as an asset in the balance sheet called “land.” All of these assets were acquired during 2014. In September 2016, the property at 135 North Rear Road was included in the deal to acquire a technology patent – see Note 12 for details.

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

CEN BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The assets will be classified on the balance sheet as improvements in progress until the Company obtains a license to produce pharmaceutical-grade medical marijuana and is able to begin operations. Until that time, the Company cannot make the final additions that will be necessary for the sites to function as growing spaces. Although there are currently grow rooms outfitted and ready to grow.  The amount listed represents the capitalized costs the Company incurred in constructing the improvements, some of which were paid to related parties (see Note 7).

Our impairment assessment as of December 31, 2016 concluded the investment at 20 North Rear Road is substantially impacted by the changes in Canada’s MMPR and the company is reporting impairment charges of $4,835,596 based upon our assessment related to specialty use elements of the leasehold improvements at 20 North Rear Road.

NOTE 5 – ADVANCE ON BUSINESS ACQUISTION

During the year ended December 31, 2016, the Company loaned a total of $425,328 to an unrelated party.

We have performed an impairment assessment of this advance on the acquisition of an operating business and have concluded that there was no need to impair the value of this asset as of December 31, 2016.

NOTE 6 – INTANGIBLE ASSET

Intangible asset as of December 31, 2016 and 2015, consisted of the following:

Description	2016	2015
Lighting patent	$2,364,133	$-
Amortization	44,281	-

Net light patent	$2,319,852	$-

On September 12, 2016, the Company completed the transaction to acquire assets, including patented Cold LED Lighting Technology, from Tesla Digital, Inc. (A Canadian Corporation) and Stevan (Steve) Pokrajac.

CEN BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The material consideration given by Company includes:

●	3,125,000 shares of Cen Biotech stock. The issuance is to be completed, at the Company discretion, within no more than 180 days from the closing date.

●

The transfer of real properties located at 135 North Rear Road having a book value of $2,161,467 USD and 1517-1525 Ridge Road having a purchase cost (including other related disbursements) to the Company of approximately $182,488.

Description	2016	2015

Lighting patent	$2,364,133	$-
Amortization	44,281	-

Net light patent	$2,319,852	$-

●	Non-material consideration includes employment by the principal of the acquiree with an operating company to be formed to realize the potential of the acquired technology.

The Company plans to explore manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired other than the patent included old machinery and raw materials. The company has assigned no value to these since their value was not relevant to or calculated in the company’s offer for acquisition. Therefore, no impairment will be necessary if these assets are disposed of.

We have performed an impairment assessment on this patent and have concluded that there was no need to impair the value of this asset as of December 31, 2016.

NOTE 7 – SHORT TERM LOANS PAYABLE

Short-term loans payable consist of the following at December 31, 2016 and 2015:

Description	2016	2015
Short-term loan payable to Global Holdings International, LLC, which bears interest at 12% per annum. This note originally matured on June 30, 2015 and became due on demand. Subsequently, the maturity date was extended to June 30, 2016, secured by the Company’s equipment.	$9,675,000	$9,865,615
Short-term mortgage payable to ARG & Pals, Inc., for the original amount of $385,000 CAD. It bears interest at 22% per annum with a maturity of March 21, 2017.	287,287	-

Total Short-term Loan Payable	$9,962,287	$9,865,615

CEN BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 8 – SHORT TERM LOANS PAYABLE- RELATED PARTY

Short-term loans payable related party consist of the following at December 31, 2016 and 2015:

Description	2016	2015
Short-term related party loan payable to Bill Chaaban, President of Cen Biotech, which bears an interest at 10% per annum. This is an unsecured loan with a maturity date of December 31, 2017.	$244,948	$718,679
Short-term related party loan payable to Jeff Thomas, former director of Creative Edge, which bears an interest at 10% annum. This is an unsecured loan with a maturity date of December 31, 2017.	601,500	595,000

Total Short-term Loan Payable Relate Party	$846,448	$1,313,679

NOTE 9 – LONG TERM CONVERTIBLE NOTES

Long-term convertible notes consist of the following at December 31, 2016 and 2015:

Description	2016	2015
Long-term convertible notes payable to multiple private investors bearing an interest at 5% annum with conversion rights totaling up to 873,225 common shares. All notes have a maturity date of 2 years from its inception.	$1,167,412	$-
Long-term convertible notes payable to Joe Byrne which bears interest at 12% annum with a maturity due date of Augusts 18, 2018.	224,190	-

Total Long-Term Convertible Notes	$1,391,602	$-

CEN BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 10 – LONG TERM CONVERTIBLE NOTES RELATED PARTY

Long-term convertible notes related party consist of the following at December 31, 2016 and 2015:

Description	2016	2015
Long-term convertible note related party due to Bill Chaaban, President of Cen Biotech, which bears an interest at 12% per annum. This note is convertible to 871,576 common shares with a maturity due date of August 17, 2018.	$1,388,121	$-

Total Long-Term Convertible Notes Related Party	$1,388,121	$-

NOTE 11 – INCOME TAXES

As of December 31, 2016, the Company has net operating loss carry forwards of approximately $3,120,000 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

No provision was made for income tax for the years ended December 31, 2016 and 2015.

NOTE 12 – STOCKHOLDER’S DEFICIT

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

In addition, in December 2014 the Company’s President received 100,000 shares of preferred stock. Each share of the preferred stock is entitled to 500 votes. The Company has reinstated these voting rights. These preferred shares were valued at $100 cash.

CEN BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 13 – RELATED PARTY TRANSACTIONS

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

Occasionally, Creative and CEN paid individually for costs incurred by both companies or by the other company. During 2015 the Company wrote-off $167,456 of these balances due to it by Creative.

There are loans of $425,328 to CEN Biotech Ukraine. CEN Biotech Ukraine was founded by Bill Chaaban. Bill Chaaban directly owns 51% OF CEN Biotech Ukraine. CEN Biotech Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Biotech Ukraine.

 NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

The Company entered into a sublease with Creative on September 1, 2013 for a 10.4 acre site of land in Canada (see Note 4). The lease has been accounted for as an operating lease. The sublease extends through March 31, 2018 and requires annual rent payments of CAD $339,000, including tax. There are two buildings on the site – one of 27,000 square feet and one of 53,000 square feet.  There is also a 4,000 square foot vault for security purposes. The lessor is a cousin of Mr. Chaaban. At December 31, 2016 and 2015, the balance sheets included accrued rent of (in USD) $552,934 and $289,159, respectively. Future minimum lease payments under this operating lease (including tax) are as follows:

Fiscal Year Ending December 31,	Amount (CAD)

2016	$339,000
2017	339,000
2018	84,750
Total	$762,750

CEN BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 15 – STOCK BASED COMPENSATION

The Company uses the Enterprise Value methodology for stock-based compensation and therefore all awards to employees and non-employees estimated based on the Enterprise Value on the date of the grant and expense on the issuance date.

NOTE 16 – BUSINESS SEGMENTS

The Company is currently planning to operate within three major segments including High Powered LED Lighting (utilizing our patented technology), Industrial Hemp and Medical Marijuana. Since operation have not begun no breakdown of financials based on segment have been prepared.

NOTE 17 - SUBSEQUENT EVENTS

In January 2017, the lease for 20 North Rear Road was restructured under a new lease. The previous amounts due were forgiven and the new rent is $4,000.00 CND plus taxes. This was accomplished through a 3-way deal between the lien holder on the property, the landlord and CEN Biotech where CEN Biotech took on convertible debt obligation with the lien holder approximately equal to the outstanding balance and remaining balance of the lease obligations in exchange for a lower monthly lease obligation.

Between January – March 2017 CEN Biotech raised funds totaling $1,066,475 through convertible notes convertible into 666,547 common shares.

In March 2017 CEN Holdings Inc. was dissolved to simplify accounting activities.

In March 2017 the company extended the term of its obligations related to the patent transfer. This was necessary to ensure the company has time to develop operational plans related to the patent.