Form 10-Q
period 2017-03-31
CEN BIOTECH INC
filed 2017-05-22
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number 001-37567. Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

CEN BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Ontario, Canada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

135 North Rear Road, Lakeshore, Ontario, Canada NOR lK0

(Address of principal executive offices)

226-344-0660

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At March 31, 2017 the number of shares of the Registrant’s common stock outstanding was 10,525,000.

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

CEN BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

(Unaudited)

	Mar 31, 2017	Dec 31, 2016
ASSETS
Current assets
Cash	$324,505	$62,381
Total Current Assets	324,505	62,381

FIXED ASSETS
Property and equipment placed in service, net	15,901	16,343
Improvements in process	1,328,811	1,270,115

OTHER ASSETS
Advance on business acquisition	675,328	425,328
Intangible asset, net	2,282,952	2,319,852

Total Assets	$4,627,496	$4,094,019

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts Payable	$92,768	$157,055
Accounts Payable – related parties	12,994	62,994
Accrued Interest	3,058,106	2,717,478
Accrued Interest – related parties	303,153	107,140
Accrued Expenses	297,650	840,584
Loans Payable – related parties	846,769	846,448
Loans Payable	9,964,828	9,962,287
Loans Payable – convertible notes	831,628	-

Total Current Liabilities	15,407,895	14,693,986
LONG-TERM DEBT
Loans Payable – convertible notes	2,458,078	1,391,602
Loans Payable – convertible notes, related party	1,388,121	1,388,122

Total Liabilities	19,254,094	17,473,710

STOCKHOLDERS’ DEFICIT
Preferred Stock; authorized shares; 100,000 issued and outstanding	10	10
Common Stock; authorized shares; 10,525,000 issued and outstanding	85	85
Additional Paid in Capital	10,000	10,000
Accumulated Deficit	(14,636,693)	(13,389,785)

Total Stockholders’ Deficit	(14,626,598)	(13,379,690)

Total liabilities and stockholders’ deficit	$4,627,496	$4,094,019

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	2017	2016

Revenue	$-	$-

Operating expenses
Salary and Consulting Fees	100,000	-
General and Administrative	563,362	138,412
Foreign Exchange Loss (Gain)	13,190	58,480
Total Expense	676,552	196,892

Loss from operations	(676,552)	(196,892)

Other Expenses
Interest	508,351	330,680
Interest – related parties	62,005	50,086
Total other expenses	570,356	380,766
Net Loss	$(1,246,908)	$(577,658)

Net Loss Per Share: Basic And Diluted	$(0.12)	$(0.08)

Weighted Average Number of Shares Outstanding: Basic And Diluted	10,525,000	7,000,000

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,246,908)	$(577,658)
Adjustments to reconcile net gain (loss) to net cash used in operating activities
Depreciation & Amortization	37,342	-
Changes in
Accounts Payable and Accrued Expenses	(657,220)	17,000
Accrued Interest	536,640	470,152

Cash Flows Used In Operating Activities	(1,330,146)	(90,506)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to CEN Ukraine	(250,000)	-
Leasehold Improvements In Progress	(58,695)	-

Total Cash Flows Used in Investing Activities	(308,695)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Loans	1,900,965	87,542

Total Cash Flows Provided by Financing Activities	1,900,965	87,542

NET CHANGE IN CASH	262,124	(2,964)
Cash, Beginning of Period	62,381	3,016

Cash, End of Period	324,505	53

NON-CASH TRANSACTIONS
Interest Paid	$33,716	$-
Income Taxes Paid	$-	$-
Accrued Expenses reclassified to Loan Payable- ST Convertible notes	$831,628	$-

See accompanying notes to the financial statements.

CEN BIOTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2017

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto.

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

A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. There were no impairment charges taken during the period ended March 31, 2017.

Loss per Share .

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of March 31, 2017 and 2016.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $14,636,693 at March 31, 2017, and had no committed source of debt or equity financing.

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

NOTE 4 – SHORT TERM LOANS PAYABLE

Short-term loans payable consists of the following at March 31, 2017 and December 31, 2016:

Description	2017	2016
Short-term loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note is secured by the Company’s equipment.	$9,675,000	$9,675,000

Short-term mortgage payable, for the original amount of $385,000 CAD. It bears interest at 22% per annum with a maturity of September 21, 2017.	289,828	287,287

Total Short-term Loan Payable	$9,964,828	$9,962,287

NOTE 5 – SHORT TERM LOANS PAYABLE- RELATED PARTY

 Short-term loans payable related party consist of the following at March 31, 2017 and December 31, 2016:

Description	2017	2016
Short-term related party loan payable to Bill Chaaban, President of Cen Biotech, which bears an interest at 10% per annum. This is an unsecured loan with a maturity date of December 31, 2017.	$245,269	$244,948

Short-term related party loan payable to a former director of Creative Edge, which bears an interest at 10% annum. This is an unsecured loan with a maturity date of December 31, 2017.	601,500	601,500

Total Short-term Loan Payable Relate Party	$846,769	$846,448

NOTE 6 – SHORT TERM CONVERTIBLE NOTES

Short-term convertible notes consist of the following at March 31, 2017 and December 31, 2016:

Description	2017	2016
Short term convertible note payable which bears interest at 7% per annum with conversion rights for 335,833 common shares.	$831,628	$-

Total Short Term Convertible Notes	$831,628	$-

NOTE 7 – LONG TERM CONVERTIBLE NOTES

Long-term convertible notes consist of the following at March 31, 2017 and 2016:

Description	2017	2016
Long-term convertible notes payable to multiple private investors bearing an interest at 5% annum with conversion rights totaling up to 873,225 common shares. All notes have a maturity date of 2 years from inception.	$2,233,887	$1,,67,412

Long-term convertible notes payable which bears interest at 12% per annum with a maturity due date of August 18, 2018.	224,190	224,190

Total Long-Term Convertible Notes	$2,458,078	$1,391,602

 NOTE 8 – LONG TERM CONVERTIBLE NOTES RELATED PARTY

Long-term convertible notes related party consist of the following at March 31, 2017 and 2016:

Description	2016	2015
Long-term convertible note related party due to Bill Chaaban, President of Cen Biotech, which bears an interest at 12% per annum. This note is convertible to 871,576 common shares with a maturity due date of August 17, 2018.	$1,388,121	$1,338,121

Total Long-Term Convertible Notes Related Party	$1,388,121	$1,338,121

NOTE 9 – PATENT ACQUISITION

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from April 1, 2017 through May 19, 2017, the date of issuance of the last quarterly financial statements, and has determined it has the no material subsequent events to disclose;

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

We will require additional capital to meet our operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

FIRST QUARTER ENDED MARCH 31, 2017 COMPARED TO FIRST QUARTER ENDED MARCH 31, 2016

Revenue

We recognized $0 in revenue during the third quarter ended March 31, 2017 as we have not commenced revenue generating operations as of yet.

Operating Expenses

During the quarter ended March 31, 2017, our operating expenses were $676,552 compared to $196,892 during the same period for the prior fiscal year. During the three months ended March 31, 2017, our operating expenses were comprised of salary and consulting fees of $100,000, professional fees of $79,414, rent expense of $281,753, travel expense of $142,999, other general and administrative items of $72,386. By comparison, for the three months ended March 31, 2016, our operating expenses were comprised of salary and consulting fees of $0, professional fees of $43,071, rent expense of $89,387, travel of $0, other general and administrative items of $5,954. Expenses incurred during the first quarter ended March 31, 2017 compared to first quarter ended March 31, 2016 increased primarily due to an increase in the use of salaries and consulting fees, professional fees, and rent expense. Professional fees generally include financial, legal and administrative contracted services.

Other Income and Expense Items

During first quarter ended March 31, 2017, our other income and expense items totaled $570,356 compared to $380,766 the prior fiscal year. During the three months ended March 31, 2017, our other income and expense items were comprised of interest of $508,351 and related parties interest of $62,005. By comparison, for the three months ended March 31, 2016, our other income and expense items were of interest fees of $330,680 and related parties interest of $50,086.

Net Loss

Our net loss for the first quarter ended March 31, 2017 was $1,246,908 compared to a net loss of $577,658 during the first quarter ended March 31, 2016 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had assets of $4,627,496 comprised of; cash of $324,505, patent assets of $2,282,952 and leasehold improvements of $1,328,811 and loans due from CEN Biotech Ukraine of $675,328. As of March 31, 2017, we had liabilities of $19,254,094 comprised of; loans from related parties of $846,769, loans of $9,964,828, accrued interest and other expenses of $3,361,259, accounts payable of $105,762, convertible short term notes of $831,628, convertible notes from a related party of $1,388,122, and multiple long term convertible loans totaling $2,458,078.

FIRST QUARTER ENDED MARCH 31, 2017 COMPARED TO FIRST QUARTER ENDED MARCH 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the first quarter ended March 31, 2017, we used $1,330,146 in operating activities compared to $90,506 during the first quarter ended March 31, 2016. The increase is primarily due to accrued interest and accrued expenses.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the first quarter ended March 31, 2017 totaled $308,695 compared to the same period in 2016 of $0. The increase is due to loans made to CEN Ukraine beginning in the second quarter of 2016 as well as the payments for improvements in process.

Cash Flows from Financing Activities

During the first quarter ended March 31, 2017, financing activities equaled $1,900,965. This included loans (net foreign exchange) to fund our working capital requirements of $15,083,390. This includes new convertible notes held by investors during the first quarter ended March 31, 2017 totaling $1,066,475 with conversion rights totaling up to 666,457 common shares.

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

As of March 31, 2017, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of March 31, 2017 was effective.

During the quarter ended March 31, 2017, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

We have not yet generated any revenue and have no committed sources of ongoing debt or equity financing. At March 13, 2017, we had cash of $324,505 and a working capital deficit of $15,083,390. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2016 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

At March 31, 2017, CEN has current notes and loans payable and accrued expenses aggregating $15,407,895 which includes all debt at time of the spin off at February 29, 2016. Since CEN has no current revenue, we will have to locate other sources of debt or equity financing in order to meet these obligations. If we are unable to do so, we may default on some commitments which could have a very negative effect on our business.

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

As of May 19, 2017, we had not received a trading symbol for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCQB maintained by the OTC Markets Group. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require or that any buying of our shares will ever take place.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults upon Senior Securities

None

Item 4	Mine Safety Disclosures

N/A

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Schema Document
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
101.LAB XBRL	Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEN Biotech, Inc.
(Registrant)

By:	/s/Bill Chaaban
Bill Chaaban Chief Executive and Chief Financial Officer

May 19, 2017