Form 10-Q
period 2017-06-30
CEN BIOTECH INC
filed 2017-08-21
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number 001-37567.

CEN BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Ontario, Canada	___________
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7405 Tecumseh Road East Suite 300 Windsor, Ontario N8T 1G2, Canada

(Address of principal executive offices)

226-344-0660

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒
Emerging growth company ☒

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

As of August 21, 2017 the number of shares of the Registrant’s common stock outstanding was 10,525,000.

CEN BIOTECH, INC.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

There are statements in this quarterly report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “positioned,” “project,” “propose,” “should,” “strategy,” “will,” or any similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Although we believe that our assumptions underlying such forward-looking statements are reasonable, we do not guarantee our future performance, and our actual results may differ materially from those contemplated by these forward-looking statements. Our assumptions used for the purposes of the forward-looking statements made in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development of our lines of business and any products that we may manufacture or sell and our ability to raise additional funding sufficient to implement our strategy, as well as assumptions regarding Canadian and U.S. laws regarding the consumer or retail sale of marijuana products and accessories and the manufacture and distribution of such products and accessories, including zoning and banking regulations. We also assume that we will be able to raise additional capital to fund our operations while we develop a line of business to generate net revenues. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. In light of these numerous risks and uncertainties, we cannot provide any assurance that the results and events contemplated by our forward-looking statements contained in this quarterly report will in fact transpire. These forward-looking statements are not guarantees of future performance. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Contents

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Unaudited):
Condensed consolidated balance sheets	F-1
Condensed consolidated statements of operations	F-2
Condensed consolidated statements of cash flows	F-3
Notes to the condensed consolidated financial statements	F-4

CEN BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 and DECEMBER 31, 2016

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$171,636	$62,381
Total Current Assets	171,636	62,381

PROPERTY, EQUIPMENT & MACHINERY:
Property and equipment placed in service, net	15,459	16,342
Improvement in Process	1,372,761	1,270,115
OTHER ASSETS:
Other receivable	25,081	-
Advance on business acquisition	675,328	425,328
Intangible asset, net	2,246,052	2,319,852
Total Assets	$4,506,316	$4,094,019
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$92,768	$157,054
Accounts Payable - related parties	12,994	62,994
Accrued Interest	3,583,136	2,717,478
Accrued Interest - related parties	365,978	107,140
Accrued Expenses	287,650	840,584
Loan Payable - related parties	847,634	846,448
Loan Payable	9,971,681	9,962,287
Loan Payable - short term convertible notes	851,292	-
Total Current Liabilities	16,013,132	14,693,985

LONG TERM LIABILITIES:
Loans Payable - convertible notes	2,863,078	1,391,602
Loans Payable - convertible notes- related party	1,388,122	1,388,122
Total Long Term Liabilities	4,251,199	2,779,724
Total Liabilities	20,264,331	17,473,709

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; unlimited authorized shares, no par value; 100,000 issued and outstanding	10	10
Common stock; unlimited authorized shares, no par value; 10,525,000 issued and outstanding	85	85
Additional Paid-In Capital	10,000	10,000
Accumulated Deficit	(15,768,110)	(13,389,785)
Total Stockholders' Equity (Deficit)	(15,758,015)	(13,379,690)
Total Liabilities and Stockholders' Equity (Deficit)	$4,506,316	$4,094,019

See accompanying notes to financial statements.

CEN BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

AND THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Salary and Consulting Fees	212,326	95,239	302,327	95,239
General and Administrative	310,283	145,617	873,645	284,028
Foreign Exchange Loss (Gain)	30,953	(2,877)	44,143	55,604
Total Expense	553,562	237,979	1,220,114	434,871
Loss from operations	553,562	237,979	1,220,114	434,871

Other Income or Expenses
Sale of Equipment	-	2,321	-	2,321
Interest	(62,825)	(335,644)	(1,033,381)	(666,324)
Interest - related parties	(525,030)	(55,060)	(124,830)	(105,146)
Total other expenses	(587,855)	(388,383)	(1,158,211)	(769,149)

Net Loss	$(1,141,417)	$(626,362)	$(2,378,325)	$(1,204,020)

Net Loss Per Share: Basic and Diluted	$(0.11)	$(0.09)	$(0.23)	$(0.17)

Weighted Average Number of Shares Outstanding: Basic and Diluted	10,525,000	7,000,000	10,525,000	7,000,000

See accompanying notes to financial statements.

CEN BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	2017	2016
Cash Flows from Operating Activities
Net Income (Loss)	$(2,378,325)	$(1,204,020)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation & Amortization	74,684	442
Changes in operating assets and liabilities
(Increase) in other receivable	(25,081)	-
Increase (Decrease) in accounts payable and accrued expenses	(617,220)	130,905
Increase (Decrease) in accounts payable - related parties	(50,000)	-
Increase (Decrease) in accrued interest	865,658	666,324
Increase (Decrease) in accrued interest – related parties	258,838	105,146
Cash Flows Used in Operating Activities	(1,871,446)	(301,203)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(102,646)	7,265
Advance on Business Acquisition	(250,000)	(310,188)
Net Cash (Used in) Provided by Investing Activities	(352,646)	(302,923)

Cash Flows from Financing Activities
Proceeds from Loans Payable	9,394	-
Proceeds from Loans Payable – related parties	1,186	69,624
Proceeds from Short Term Convertible Loans	851,292	-
Proceeds from Long Term Convertible Loans	1,471,475	550,213
Net Cash (Used in) Provided by Financing Activities	2,333,347	619,837

Net Increase (Decrease) in Cash and Cash Equivalents	109,255	15,711
Cash and Cash Equivalents, Beginning of Year	62,381	3,016

Cash and Cash Equivalents, End of Year	$171,636	$18,727

Supplemental cash flow information
Cash paid for;
Interest	$33,716	$-
Income Taxes Paid	$-	$-
Accrued expenses reclassified to notes payable	$831,628	$-

See accompanying notes to financial statements.

CEN BIOTECH, INC.

Notes to the Condensed Consolidated Financial Statements

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

Organization

CEN Biotech, Inc. (“CEN” or the “Company”) was incorporated in Canada on August 4, 2013 as a subsidiary of Creative Edge Nutrition, Inc. (“Creative”), a public company incorporated in Nevada. Creative distributed the shares of CEN common stock on a pro rata basis to the Creative shareholders on February 29, 2016 at which time CEN became an independent public company. The financial statements also include the accounts of CEN Holdings, Inc. a Michigan corporation that was incorporated on May 13, 2016 as a wholly-owned subsidiary of the Company and was terminated on March 20, 2017. Intercompany account balances and transactions are eliminated in the consolidated financial statements.

CEN is an early stage Canadian biopharmaceutical company founded to integrate agronomical and pharmaceutical principles for the purposes of growing, selling, processing and delivering pharmaceutical-grade medical marijuana in its pure and extracted form to patients in accordance with Health Canada’s newly-formed Marijuana for Medical Purposes Regulations (MMPR) and any other Canadian legislation that permits the legal use of marijuana.

CEN is actively pursuing business opportunities globally with the intent to grow, sell, process and deliver pharmaceutical grade medical marijuana in various drug delivery mechanisms within jurisdictions where the use of marijuana is generally permitted by consumers for medical or recreational purposes.

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting using U.S. GAAP.  The Company has elected a calendar year end. The functional currency of the Company is the US Dollar. All amounts presented in the Company’s financial statements are in US Dollars.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The Company has adopted the provisions of ASC 260.

CEN BIOTECH, INC.

Notes to the Condensed Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company recently acquired a patent which is accounted for as a definite-lived intangible asset in accordance with ASC 360 "Impairment and Disposal of Long-Lived Assets" ("ASC 360").

A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. There were no impairment charges taken during the period ended June 30, 2017.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of June 30, 2017 or 2016.

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

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets, the Company had an accumulated deficit of $15,768,110 at June 30, 2017, and had no committed source of debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the sale of its securities to finance its expenses, including a note that is in default and is secured by the Company’s equipment, as described in Note 4. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

CEN BIOTECH, INC.

Notes to the Condensed Consolidated Financial Statements

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – CONTINGENCIES AND UNCERTAINTIES

On March 11, 2015, the Company’s application under the MMPR for a license to produce marijuana for medical purposes was formally rejected by Health Canada. The Company filed an application for judicial review in Canadian federal court on April 10, 2015 in order to obtain a reversal of this decision. We discontinued this action in February 2016. CEN continues to pursue relief and damages and on or about February 2, 2016, filed a Statement of Claim against the Attorney General of Canada in the Ontario Superior Court of Justice, for $15 million and other damages and relief. This case is in the discovery phase. We cannot provide any assurances as to the timing or decision or outcome related to our action seeking damages.

NOTE 4 – NOTES PAYABLE

Short term loans payable consists of the following at June 30, 2017 and December 31, 2016:

Description	2017	2016
Short term loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note is secured by the Company's equipment.	$9,675,000	$9,675,000

Short term mortgage payable, for the original amount of $385,000 CAD, bears interest at 22% per annum with a maturity date of September 21, 2017.	296,681	287,287

Total Short Term Loans Payable	$9,971,681	$9,962,287

NOTE 5 – SHORT TERM LOANS PAYABLE – RELATED PARTY

Short term loans payable- related party consist of the following at June 30, 2017 and December 31, 2016:

Description	2017	2016
Short term related party loan payable to Bill Chaaban, President of Cen Biotech, bears interest at 10% per annum. This is an unsecured loan with a maturity date of December 31, 2017.	$246,134	$244,948

Short term related party loan payable to a former director of Creative Edge, bears interest at 10% per annum. This is an unsecured loan with a maturity date of December 31, 2017.	601,500	601,500

Total Short Term Loans Payable	$847,634	$846,448

CEN BIOTECH, INC.

Notes to the Condensed Consolidated Financial Statements

NOTE 6 – SHORT TERM CONVERTIBLE NOTES

Short term convertible notes consist of the following at June 30, 2017 and December 31, 2016:

Description	2017	2016
Short term convertible notes payable, bear interest at 7% per annum with conversion rights for 335,833 common shares.	$851,292	$-

Total Short Term Convertible Notes	$851,292	$-

NOTE 7 – LONG TERM CONVERTIBLE NOTES

Long term convertible notes consist of the following at June 30, 2017 and December 31, 2016.

Description	2017	2016
Long term convertible notes payable to multiple private investors, bear interest at 5% per annum with conversion rights total up to 1,120,100 common shares. All notes have a maturity date of 2 years from inception.	$2,638,888	$1,167,412

Long term convertible notes payable, bear interest at 12% per annum with a maturity date of August 18, 2018.	224,190	224,190

Total Short Term Loans Payable	$2,863,078	$1,391,602

CEN BIOTECH, INC.

Notes to the Condensed Consolidated Financial Statements

NOTE 8 – LONG TERM CONVERTIBLE NOTES – RELATED PARTY

Long term convertible notes to a related party consist of the following at June 30, 2017 and December 31, 2016:

Description	2017	2016
Long term convertible note to a related party due to Bill Chaaban, President of Cen Biotech, which bears interest at 12% per annum. This note is convertible at the holder’s option to 871,576 common shares with a maturity due date of August 17, 2018.	$1,388,122	$1,388,122

Total Long Term Convertible Notes to a Related Party	$1,388,122	$1,388,122

NOTE 9 – PATENT ACQUISITION

On September 12, 2016, the Company completed the transaction to acquire assets, including patented Cold LED Lighting Technology, from Tesla Digital, Inc., a Canadian Corporation, and Stevan (Steve) Pokrajac.

The material consideration given by Company was:

(a)	Cen Biotech common stock that will equal $5 million on the date of issuance.
(b)

The transfer of real properties located at 135 North Rear Road, Lakeshore, Ontario, Canada having a book value of $2,161,467 USD and 1517-1525 Ridge Road having a purchase cost (including other related disbursements) to the Company of approximately $182,488.

In addition, the Company will employ Stevan Pokrajak in connection with the development of the acquired technology with compensation equal to $200,000 per year.

The Company intends to explore using the Cold LED Lighting Technology across manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired other than the patent included old machinery and raw materials. The Company has assigned no value to these since their value was not relevant to or calculated in the Company’s offer for acquisition. Therefore, no impairment will be necessary if these assets are disposed of.

NOTE 10 – COMMITMENT AND CONTINGENCIES

Our $19,019,628 of indebtedness includes accrued interest of $3,949,113 as well as notes payable, notes payable to related parties, convertible notes and convertible notes to related parties totaling $15,070,515 with maturity dates as outlined below. We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $10,533. We expect our operating and administrative expenses to be at least $2,400,000 annually. The convertible notes are due 2 years from issuance with notes maturing in 2018 and 2019.

CEN BIOTECH, INC.

Notes to the Condensed Consolidated Financial Statements

Description	Maturity Date	Amount
Note Payable - Related Party	December 31, 2017	$246,134
Note Payable - Related Party	December 31, 2017	601,500
Note Payable	June 30, 2016	9,675,000
Note Payable	September 21, 2018	296,681
Convertible Notes	1st Quarter 2018	535,612
Convertible Notes	2nd Quarter 2018	314,391
Convertible Notes	3rd Quarter 2018	541,600
Convertible Notes	4th Quarter 2018	1,066,475
Convertible Notes	1st Quarter 2019	405,000
Convertible Notes - Related Parties	August 17, 2018	1,388,122
Total		$15,070,515

 ;

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

CEN BIOTECH, INC.

Notes to the Condensed Consolidated Financial Statements

NOTE 11 – LEASE

The company leases space for operations in Canada which requires a monthly rent payment of CAN$4,000. Installments amounts due converted using the exchange rate at June 30, 2017 for the following five years are as follows:

Year Ended December 31,	Amount
2017	$18,494
2018	36,989
2019	36,989
2020	36,989
2021	36,989
Total	$166,450

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from June 30, 2017 through August 15, 2017, the date of issuance of the last quarterly financial statements, and has determined that it has the no material subsequent events to disclose.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Explanatory Note

Unless otherwise noted, references in this Form 10-Q to “CEN,” the “Company,” “we,” “our” or “us” means CEN Biotech, Inc., the registrant,

The following discussion and analysis provides information which management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2016. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

Corporate Overview and History

In November 2013, Creative announced plans to separate into two publicly-traded companies: one comprising of its planned specialty pharmaceutical business located in Canada, the other comprised of its nutritional supplements business. As part of the separation, Creative transferred substantially all of the assets and liabilities of the planned specialty pharmaceutical business to CEN. The distribution was through a pro rata distribution of CEN shares to Creative shareholders on February 29, 2016 that was expected to be tax free for U.S. Federal income tax purposes. CEN was incorporated in Ontario as a wholly-owned subsidiary of Creative on August 2013.

Acquisition of Tesla Digital

On September 12, 2016, the Company completed a transaction to acquire assets, including patented Cold LED Lighting Technology, from Tesla Digital, Inc., a Canadian Corporation, and Stevan (Steve) Pokrajac.

The material consideration given by Company in this acquisition was:

(a)	Cen Biotech common stock that will equal $5 million on the date of issuance.
(b)

The transfer of real properties located at 135 North Rear Road having a book value of $2,161,467 USD and 1517-1525 Ridge Road having a purchase cost (including other related disbursements) to the Company of approximately $182,488.

In addition, the Company will employ Stevan Pokrajak in connection with the development of the acquired technology with compensation equal to $200,000 per year.

The Company intends to explore using the Cold LED Lighting Technology across manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired other than the patent included old machinery and raw materials. The Company has assigned no value to these since their value was not relevant to or calculated in the Company’s offer for acquisition. Therefore no impairment will be necessary if these assets are disposed of.

The Company has invested approximately $200,000 to move equipment, pay for design work and develop prototypes in connection with the Company’s strategy to develop sales opportunities in commercial, municipal and automotive lighting.

Our financial statements assume that 3,125,000 shares of CEN common stock will be issued as consideration for this acquisition based on a price per share of $1.60. The acquisition agreement contemplated that the number of shares will be based on the fair value determined within 180 days after the acquisition. We reserved 3,125,000 shares for this issuance and we are negotiating an amendment to the acquisition agreements to agree to the fair value and determine the number of shares that will be issued.

Our historical financial statements have been prepared on a stand-alone basis in conformity with U.S. GAAP.

Results of Operations

We have incurred recurring losses and we have not commenced revenue generating operations to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our operating requirements. We will seek to raise additional capital through, among other things, the sale of equity or debt securities. There are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

We have not entered into any line of business that generates any revenue. Our expenses to date are primarily our general and administrative expenses and fees, costs and expenses related to acquisitions and operations.

Operating Summary for the Three-Months Ended June 30, 2017 and 2016

Revenue

We recognized $0 in revenue during the three months ended June 30, 2017 and during the three months ended June 30, 2017 as we have not commenced revenue generating operations to date.

Operating Expenses

During the three months ended June 30, 2017, our operating expenses were $553,562 compared to $237,979 during the same period for the prior fiscal year. During the three months ended June 30, 2017, our operating expenses were comprised of salary and consulting fees of $212,326, professional fees of $97,907, rent expense of $10,024, travel expense of $99,116, as well as general and administrative item of $134,189. By comparison, for the three months ended June 30, 2016, our operating expenses were comprised of salary and consulting fees of $95,239, professional fees of $40,422, rent expense of $64,024, travel of $28,994, and general and administrative items of $9,300.

Expenses incurred during the second quarter ended June 30, 2017 compared to second quarter ended June 30, 2016 increased primarily due to increases in the use of consulting fees, professional fees and travel expenses. The primary reasons for these increases are more consulting services and travel to continue development of our projects, and professional fees related to legal services for compliance and regulatory work.

Other Income and Expense Items

During the second quarter ended June 30, 2016, our other income and expense items totaled $587,855 compared to $388,383 during the three months ended June 30, 2016. During the three months ended June 30, 2017, our other income and expense items were comprised of interest fees of $62,825 and related parties interest of $525,030. By comparison, for the three months ended June 30, 2016, our other income and expense items were of interest fees of $335,644 and related parties interest of $55,060. The Company has not produced revenue and has borrowed money to fund operating activities, resulting in higher interest expenses.

Net Loss

Our net loss for the three months ended June 30, 2017 was $1,141,417 compared to a net loss of $626,362 during the three months ended June 30, 2016, primarily due to the factors discussed above.

Operating Summary for the Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue

We recognized $0 in revenue during the six months ended June 30, 2017 and during the six months ended June 30, 2017, as we have not commenced revenue generating operations to date.

Operating Expenses

During the six months ended June 30, 2017, our operating expenses were $1,220,114 compared to $434,871 during the six months ended June 30, 2016. During the six months ended June 30, 2017, our operating expenses were comprised of salary and consulting fees of $320,327, professional fees of $83,494, rent expense of $153,411, travel expense of $28,994, as well as general and administrative item of $766,112. By comparison, for the six months ended June 30, 2016, our operating expenses were comprised of salary and consulting fees of $95,239, professional fees of $83,494, rent expense of $153,411, travel of $28,994, and general and administrative items of $19,153.

Expenses incurred during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 increased primarily due to increases in the use of consulting fees, professional fees and travel expenses. The primary reasons for these increases are more consulting services and travel to continue development of our projects, and professional fees related to legal services for compliance and regulatory work.

Other Income and Expense Items

During the six months ended June 30, 2016, our other income and expense items totaled $1,158,211 compared to $769,149 during the three months ended June 30, 2016. During the six months ended June 30, 2017, our other income and expense items were comprised of interest fees of $124,830 and related parties interest of $1,033,381. By comparison, for the six months ended June 30, 2016, our other income and expense items were of interest fees of $666,324 and related parties interest of $105,146. The Company has not produced revenue and has borrowed money to fund operating activities, resulting in higher interest expenses.

Net Loss

Our net loss for the six months ended June 30, 2017 was $2,378,325 compared to a net loss of $1,204,020 during the six months ended June 30, 2016, primarily due to the factors discussed above.

Liquidity and Capital Resource

As of June 30, 2017, we had assets of $4,506,316 comprised of cash of $171,636, property, plant and equipment, net of $15,459, patent asset of $2,246,052, improvements in process of $1,327,761, loans due from CEN Biotech Ukraine of $675,328 and other accounts receivable $25,081. As of June 30, 2017, we had liabilities of $20,264,331 comprised of accounts payable of $105,762, accrued interest $3,949,113, accrued expenses $287,650, loans to related party of $851,292, loans payable $9,971,681, convertible notes of $3,095,179 and convertible notes to related party $2,007,312.

Our $19,870,920 of indebtedness includes accrued interest of $3,949,113 as well as notes payable, notes payable related parties, convertible notes and convertible notes related parties totaling $15,070,515 with maturity dates as outlined below. We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $10,533. We expect our operating and administrative expenses to be at least $2,400,000 annually. The convertible notes are due 2 years from issuance with notes maturing in 2018 and 2019.

Description	Maturity Date	Amount
Note Payable - Related Party	December 31, 2017	$246,134
Note Payable - Related Party	December 31, 2017	601,500
Note Payable	June 30, 2016	9,675,000
Note Payable	September 21, 2018	296,681
Convertible Notes	1st Quarter 2018	535,612
Convertible Notes	2nd Quarter 2018	314,391
Convertible Notes	3rd Quarter 2018	541,600
Convertible Notes	4th Quarter 2018	1,066,475
Convertible Notes	1st Quarter 2019	405,000
Convertible Notes - Related Parties	August 17, 2018	1,388,122
Total		$15,070,515

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the first two quarters ended June 30, 2017, we used $1,871,446 in operating activities compared to $301,203 during the first two quarters ended June 30, 2016. The increase is primarily due to operating expenses.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the first two quarters ended June 30, 2017 totaling $352,646 compared to the same period in 2016 of $302,923. The increase is due to acquisition of fixed assets and advance on acquisitions in 2017.

Cash Flows from Financing Activities

During the first two quarters ended June 30, 2017, financing activities equaled $2,333,347. This included loans (net foreign exchange) to fund our working capital requirements of $14,631,605. This includes new convertible notes held by investors during the first two quarters ended June 30, 2017 totaling $1,461,475 with conversion rights totaling up to 1,461,475 common shares.

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

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of June 30, 2017. The Company currently leases space for operations in Canada. The commitments shown below were converted as of June 30, 2016. [Converted from ??? need to explain. Alternatively, delete this section because as a smaller reporting company, you do not need to have this disclosure]

	Payments due by Period
Operating Lease	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Office Lease	$166,450	$18,494	$73,978	$73,978	$-

Total	$166,450	$18,494	$73,978	$73,978	$-

Inflation

Management believes that inflation has not had a significant effect on our results of operations.

Future Legislation

The federal government of Canada is reviewing the Cannabis laws. Possessing and selling cannabis for non-medical purposes is still illegal everywhere in Canada and until new legislation and new rules are in place, current laws remain in force. We understand that the Canadian government has a commitment to revise the regulatory regime. We cannot provide any assurance that the cannabis regulatory scheme will be revised, the date that Canada will enact any new legislation or if the legislation will be beneficial to our future prospects.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

ITEM 4

CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Disclosure Controls and Procedures and Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our internal control over disclosure controls and procedures and financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP , and
●	that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of June 30, 2017, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of June 30, 2017 was effective.

During the quarter ended June 30, 2017, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

PART II

Item 1              Legal Proceedings

Health Care - Canada

On March 11, 2015, the Company’s application under the MMPR for a license to produce marijuana for medical purposes was formally rejected by Health Canada. The Company filed an application for judicial review in Canadian federal court on April 10, 2015 in order to obtain a reversal of this decision.

We discontinued this action in February 2016 after a February 24, 2016 decision in a case in which the Company was not a party (Neil Allard, Tanya Beemish, David Hebert and Shawn Davey v. Her Majesty The Queen In Right Of Canada). The Canadian federal court decision determined that the plaintiff’s Charter rights have been infringed by the MMPR and that such infringement is not in accordance with the principles of fundamental justice or otherwise justified. We understand that the federal government of Canada is re-evaluating the MMPR regime and the legalization or permitting of marijuana for medical and other uses including the right of persons to grow, harvest, manufacture and distribute marijuana related products.

CEN continues to pursue relief and damages and on or about February 2, 2016, filed a Statement of Claim against the Attorney General of Canada in the Ontario Superior Court of Justice, claiming the following:

(a) damages for detrimental reliance in the sum of $15,000,000.00);

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

(d) the costs of this proceeding on a substantial indemnity basis, plus all applicable taxes; and

(e) such further and other relief as the court seems just.

This case is in the discovery phase. We cannot provide any assurances as to the timing or decision or outcome related to our action seeking damages.

SEC Comment.

In connection with the distribution by Creative of CEN’s common stock on February 29, 2016 and the Form 10 registration statement filed by CEN to register its shares of common stock under the Exchange Act, CEN received comments by the Staff of the Securities and Exchange Commission, including a letter dated May 4, 2016 in which the Staff noted that they “…continue to question the absence of Securities Act registration of the spin-off distribution”. In the event that the distribution of shares of CEN’s common stock was a distribution that required registration under the Securities Act of 1933, as amended (the “Securities Act”), then the Company could be subject to enforcement action by the SEC that claims a violation of Section 5 of the Securities Act and could be subject to a private right of action for rescission or damages.

Item 1A.          Risk Factors

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 2              Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3              Defaults upon Senior Securities

CEN has a payment default with respect to the term loan payable to Global Holdings International, LLC, in the principal amount of $9,675,000 and which bears interest at 15% per annum which was due on June 30, 2016. The aggregate amount due under this loan as of the date of the filing of this report is $13,111,796. Interest and default interest and related fees accrue at $450,000 per month. This note is secured by certain of the Company's equipment which we value at approximately $10,533.

Item 4              Mine Safety Disclosures

N/A

Item 5              Other Information

None

Item 6              Exhibits

Exhibit Number	Description
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL***	Instance Document

101.SCH XBRL***	Taxonomy Extension Schema Document

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL***	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL***	Taxonomy Extension Label Linkbase Document

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase Document

*	Filed herein.
**	Furnished herewith.
***)

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2017

CEN Biotech, Inc.

By:	/s/Joseph Byrne
Name:	Joseph Byrne
Title:	Chief Executive Officer

By:	/s/Richard Boswell
Richard Boswell Chief Financial Officer