Form 10-Q
period 2017-09-30
CEN BIOTECH INC
filed 2017-11-20
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

226-344-0660

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [  ]   Accelerated Filer [  ]       Non-Accelerated Filer [  ]

Smaller Reporting Company [X ] Emerging growth company [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At November 17, 2017, the number of shares of the Registrant’s common stock outstanding was 10,525,000.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Contents

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Unaudited Condensed consolidated balance sheets	F-1

Unaudited Condensed consolidated statements of operations	F-2

Unaudited Condensed consolidated statements of cash flows	F-3

Notes to the unaudited condensed consolidated financial statements	F-4

CEN BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 (Unaudited) and DECEMBER 31, 2016

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$60,388	$62,381
Total Current Assets	60,388	62,381

PROPERTY, EQUIPMENT & MACHINERY:
Property and Equipment Placed in Service, Net	15,017	16,342
Improvement in Process	1,412,487	1,270,115
OTHER ASSETS:
Other Receivable	122,861	-
Advance on Business Acquisition	775,328	425,328
Intangible Asset, Net	2,209,152	2,319,852
TOTAL ASSETS	$4,595,233	$4,094,019
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$85,767	$157,054
Accounts Payable - Related Parties	2,994	62,994
Accrued interest	4,016,484	2,717,478
Accrued Interest - Related Parties	503,056	107,140
Accrued Expenses	287,650	840,584
Loan Payable - Related Parties	849,127	846,448
Loan Payable	9,983,501	9,962,287
Loan Payable - Short Term Convertible Notes	885,207	-
Total Current Liabilities	16,613,786	14,693,985

LONG TERM LIABILITIES:
Loans Payable - Convertible Notes	2,150,904	1,391,603
Loans Payable - Convertible Notes - Related Parties	2,710,312	1,388,121
Total Long Term Liabilities	4,861,216	2,779,724
Total Liabilities	21,475,002	17,473,709

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; unlimited authorized shares; 100,000 issued and outstanding	10	10
Common stock; unlimited authorized shares; 10,525,000 issued and outstanding	85	85
Additional paid-in capital	10,000	10,000
Accumulated deficit	(16,889,864)	(13,389,785)
Total Stockholders' Equity (Deficit)	(16,879,769)	(13,379,690)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$4,595,233	$4,094,019

See accompanying notes to financial statements.

CEN BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Salary and Consulting Fees	195,381	-	498,158	95,239
Salary and Consulting Fees - Related Parties	-	24,000	-	24,000
General and Administrative	272,438	160,148	1,145,632	444,177
Foreign Exchange Loss (Gain)	49,094	(1,480)	93,237	54,123
Total Operating Expenses	516,913	182,668	1,737,027	617,539
Loss from operations	516,913	182,668	1,737,027	617,539

OTHER INCOME OF EXPENSES
Sale of Equipment	-	-	-	2,321
Interest	(518,894)	(353,727)	(1,552,275)	(1,020,051)
Interest - Related Parties	(85,947)	(59,942)	(210,777)	(165,088)
Total Other Income of Expenses	(604,841)	(413,669)	(1,763,051)	(1,182,818)
Net Loss	$(1,121,754)	$(596,337)	$(3,500,079)	$(1,800,357)

Net Loss Per Share: Basic and Diluted	(0.11)	(0.09)	(0.33)	(0.26)

Weighted Average Number of Shares Oustanding: Basic and Diluted	10,525,000	7,000,000	10,525,000	7,000,000

See accompanying notes to financial statements.

CEN BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	September 30,	September 30,
	2017	2016
Cash Flows from Operating Activities
Net Income (Loss)	$(3,500,079)	$(1,800,356)
Adjustments to Reconcile Net (Loss) to Net Cash Used in Operating Activities
Depreciation & Amortization	112,026	13,159
Changes in Operating Assets and Liabilities
(Increase) in Other Receivable	(122,861)	-
Increase (Decrease) in Accounts Payable & Acrued Expenses	(624,221)	244,918
Increase (Decrease) in Accounts Payable - Related Parties	(60,000)	(12,006)
Increase (Decrease) in Accrued Interest	1,694,922	1,185,138
Net Cash Flows Used in Operating Activities	(2,500,213)	(369,147)

Cash Flows from Investing Activities
Leasehold Improvements and Other Assets	(142,372)	7,265
Advance on Business Acquisition	(350,000)	(310,188)
Net Cash (Used in) Provided by Investing Activities	(492,372)	(302,923)

Cash Flows from Financing Activities
Proceeds from Notes	-	174,815
Proceeds from Convertible Notes	759,300	525,812
Proceeds from Convertible Notes - Related Parties	2,231,292	-
Net Cash (Used in) Provided by Financing Activities	2,990,592	700,627

Net Increase (Decrease) in Cash and Cash Equivalents	(1,993)	28,557
Cash and Cash Equivalents, Beginning of Year	62,381	3,016
Cash and Cash Equivalents, End of Year	$60,388	$31,573

Supplemental Cash Flow Information
Cash Paid For;
Interest	$33,716	$-
Income Taxes Paid	-	-
Accrued Expense Reclassified to Notes Payable	831,628	105,206
Accrued Interest Reclassified to Notes Payable	-	254,829
Patent Acquisition:
Construction in Progress Exchanged for Patent	$-	1,096,816
Land Exchanged for Patent	-	1,064,651
Loans Payable Exchanged for Patent	-	202,663
Stock Issued in Exchange for Patent	-	3
Patent Acquired with Above Consideration	$-	$2,364,133

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

CEN is actively pursuing business opportunities globally with the intent to grow, sell, process and deliver pharmaceutical grade medical marijuana in various drug delivery mechanisms within jurisdictions where it the use of marijuana is generally permitted by consumers for medical or recreational purposes.

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting using U.S. GAAP.  The Company has elected a calendar year end. The functional currency of the Company is the U.S. Dollar. All amounts presented in the Company’s financial statements are in U.S. Dollars.

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

CEN BIOTECH, INC.
Notes to the Condensed Consolidated Financial Statements

A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. There were no impairment charges taken during the period ended September 30, 2017.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of September 30, 2017 or 2016.

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

Reclassification

Certain amounts in prior period consolidated financial statements have been reclassified to conform current period presentation.

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets, the Company had an accumulated deficit of $16,889,864 at September 30, 2017, and had no committed source of debt or equity financing.  The Company has not had any operating revenue and does not foresee any operating revenue in the near term.  The Company has relied on the sale of its securities to finance its expenses, including a note that is in default and is secured by the Company’s equipment, as described in Note 4.  The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

CEN BIOTECH, INC.
Notes to the Condensed Consolidated Financial Statements

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

NOTE 4 – NOTES PAYABLE

Short term loans payable consists of the following at September 30, 2017 and December 31, 2016:

Description	2017	2016
Short term loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note is secured by the Company's equipment.	$9,675,000	$9,675,000

Short term mortgage payable, for the original amount of $385,000 CAD, bears interest at 22% per annum with a maturity date of September 21, 2018.	308,501	287,287

Total Short Term Loans Payable	$9,983,501	$9,962,287

NOTE 5 – SHORT TERM LOANS PAYABLE – RELATED PARTY

Short term loans payable to related parties consist of the following at September 30, 2017 and December 31, 2016:

Description	2017	2016
Short term related party loan payable to Bill Chaaban, President of Cen Biotech, bears interest at 10% per annum. This is an unsecured loan with a maturity date of December 31, 2017.	$247,627	$244,948

Short term related party loan payable to a former director of Creative Edge, bears interest at 10% per annum. This is an unsecured loan with a maturity date of December 31, 2017.	601,500	601,500

Total Short Term Loans Payable	$849,127	$846,448

CEN BIOTECH, INC.
Notes to the Condensed Consolidated Financial Statements

NOTE 6 – SHORT TERM CONVERTIBLE NOTES

Short term convertible notes consist of the following at September 30, 2017 and December 31, 2016:

Description	2017	2016
Short term convertible note payable, bearing interest at 7% per annum with conversion rights for 335,833 common shares.	$885,207	$-
Total Short Term Convertible Notes	$885,207	$-

NOTE 7 – LONG TERM CONVERTIBLE NOTES

Long term convertible notes consist of the following at September 30, 2017 and December 31, 2016:

Description	2017	2016
Long term convertible notes payable to multiple private investors, bearing interest at 5% per annum with conversion rights to common shares. All notes have a maturity date of 2 years from inception.	$2,150,904	$1,167,412
Long term convertible notes, bearing interest at 12% per annum	-	224,191
Total Short Term Loans Payable	$2,150,904	$1,167,412

NOTE 8 – LONG TERM CONVERTIBLE NOTES RELATED PARTY

Long term convertible notes to related parties consist of the following at September 30, 2017 and December 31, 2016:

Description	2017	2016
Long term convertible note related party due to Bill Chaaban, President of Cen Biotech, bearing interest at 12% per annum. This note is convertible to 871,576 common shares with a maturity due date of December 31, 2018.	$1,388,121	$1,388,121

Long term convertible notes related party, bearing interest at 5% per annum. This note is convertible to 550,000 common shares with maturity dates in 2018.	1,050,000	-

Long term convertible note related party, bearing interest at 5% per annum. This note is convertible to 30,000 common shares with a maturity due date of October 26, 2018.	48,000	-

Long term convertible notes payable, bearing interest at 12% per annum.	224,191	-

Total Long Term Convertible Notes Related Party	$2,710,312	$1,388,121

CEN BIOTECH, INC.
Notes to the Condensed Consolidated Financial Statements

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Our $21,475,002 of indebtedness includes accrued interest of $4,519,540, as well as notes payable, notes payable to related parties, convertible notes and convertible notes to related parties totaling $16,579,050 with maturity dates as outlined below. We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $10,533. We expect our operating and administrative expenses to be at least $2,400,000 annually. The convertible notes are due 2 years from issuance with notes maturing in 2018 and 2019.

CEN BIOTECH, INC.
Notes to the Condensed Consolidated Financial Statements

Description	Maturity Date	Amount
Note Payable - Related Party	12/31/17	$247,627
Note Payable - Related Party	12/31/17	$601,500
Note Payable	6/30/2016	$9,675,000
Note Payable	9/21/2018	$308,501
Convertible Notes - Short Term		$885,207
Convertible Notes	Q1 2018	$62,040
Convertible Notes	Q2 2018	$463,572
Convertible Notes	Q3 2018	$90,200
Convertible Notes	Q4 2018	$1,600
Convertible Notes	Q1 2019	$566,475
Convertible Notes	Q2 2019	$357,000
Convertible Notes	Q3 2019	$603,818
Convertible Notes	Q4 2019	$6,197
Convertible Notes Related Party	12/31/18	$1,388,122
Convertible Notes Related Party	Q2 2018	$100,000
Convertible Notes Related Party	Q4 2018	$450,000
Convertible Notes Related Party	Q1 2019	$500,000
Convertible Notes Related Party	Q4 2018	$48,000
Convertible Notes Related Party		$224,191
		$16,579,050

NOTE 11 – LEASE

The Company leases space for operations in Canada which requires a monthly rent payment of $3,205. Installment amounts at September 30, 2017 for the following five years are as follows:

Year Ended December 31,	Amount
2017	$9,616
2018	38,462
2019	38,462
2020	38,462
2021	28,847
Total	$153,850

CEN BIOTECH, INC.
Notes to the Condensed Consolidated Financial Statements

NOTE 12 – RELATED PARTY TRANSACTIONS

On July 12, 2017, Mr. Bill Chaaban resigned as Chief Executive Officer of the Company. The resignation did not result from any disagreements with the Company or its management. Mr. Chaaban will continue to serve as Chairman of the Board and as President of the Company. Mr. Chaaban holds long term convertible notes bearing interest 12% per annum and are convertible to 871,576 common shares with a maturity date of August 17, 2018.

On July 12, 2017, the Company elected individuals to serve as Directors on the Board. These individuals hold long term convertible notes payable issued prior to the election. All notes payable bear interest at 5% per annum and are convertible to common shares with various maturity dates.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from September 30, 2017 through November 17, 2017, the date of issuance of the last quarterly financial statements, and has determined that it has no material subsequent events to disclose.

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

Operating Summary for the Three Months Ended September 30, 2017 and 2016

Revenue

We recognized $0 in revenue during the three months ended September 30, 2017 and during the three months ended September 30, 2016, as we have not commenced revenue generating operations to date.

Operating Expenses

During the three months ended September 30, 2017, our operating expenses were $516,913 compared to $182,668 during the same period for the prior fiscal year. During the three months ended September 30, 2017, our operating expenses were comprised of salary and consulting fees of $195,381, foreign currency exchange loss of $49,094, as well as other general and administrative item of $272,438. By comparison, for the three months ended September 30, 2016, our operating expenses were comprised of salary and consulting fees of $24,000, foreign currency gain of $1,480 as well as other general and administrative items of $160,148.

Expenses incurred during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 increased primarily due to increases in the use of consultants and travel expenses. The primary reasons for these increases are more consulting services and travel to continue development of our projects, and professional fees related to legal services for compliance and regulatory work.

Other Income and Expense Items

During the three months ended September 30, 2017, our other income and expense items totaled $604,841 expense compared to $413,669 expense for the three months ended September 30, 2016. During the three months ended September 30, 2017, our other income and expense items were comprised of interest fees of $518,894 and related parties interest of $85,947. By comparison, for the three months ended September 30, 2016, our other income and expense items were of interest fees of $353,727 and related parties interest of $59,942. The Company has not produced revenue and has borrowed money to fund operating activities, resulting in higher interest expenses.

Net Loss

Our net loss for the three months ended September 30, 2017 was $1,121,754 compared to a net loss of $596,337 for the three months ended September 30, 2016 primarily due to the factors discussed above.

Operating Summary for the Nine Months Ended September 30, 2017 and 2016

Revenue

We recognized $0 in revenue during the nine months ended September 30, 2017 and during the nine months ended September 30, 2016, as we have not commenced revenue generating operations to date.

Operating Expenses

During the nine months ended September 30, 2017, our operating expenses were $1,737,027 compared to $617,539 during the same period for the prior fiscal year. During the nine months ended September 30, 2017, our operating expenses were comprised of salary and consulting fees of $498,158, foreign currency exchange loss of $93,237, as well as other general and administrative item of $1,145,632. By comparison, for the nine months ended September 30, 2016, our operating expenses were comprised of salary and consulting fees of $95,239, salary and consulting fees related parties, $24,000, foreign currency loss of $54,123 as well as other general and administrative items of $444,177.

Expenses incurred during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 increased primarily due to increases in the use of consultants and travel expenses. The primary reasons for these increases are more consulting services and travel to continue development of our projects, and professional fees related to legal services for compliance and regulatory work.

Other Income and Expense Items

During the nine months ended September 30, 2017, our other income and expense items totaled $1,763,052 expense compared to $1,182,818 expense for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, our other income and expense items were comprised of interest fees of $1,552,275 and related parties interest of $210,777. By comparison, for the nine months ended September 30, 2016, our other income and expense items were of interest fees of $1,020,051 and related parties interest of $165,088, as well as sale of equipment of $2,321. The Company has not produced revenue and has borrowed money to fund operating activities, resulting in higher interest expenses.

Net Loss

Our net loss for the nine months ended September 30, 2017 was $3,500,079 compared to a net loss of $1,800,356 for the nine months ended September 30, 2016 primarily due to the factors discussed above.

Liquidity and Capital Resources

As of September 30, 2017, we had assets of $4,595,233, comprised of: cash of $60,388, property, plant and equipment, net of $15,017, patent asset of $2,209,152, improvements in process of $1,412,487, loans due from CEN Biotech Ukraine of $775,328 and other accounts receivable of $122,861. As of September 30, 2017, we had liabilities of $21,475,002, comprised of: accounts payable of $85,767, accounts payable – related party of $2,994, accrued interest of $4,016,484, accrued interest to related parties of $503,056, accrued expenses of $287,650, short term convertible notes to related parties of $849,127, loans payable of $9,983,501, short term convertible notes of $885,207, long term convertible notes of $2,150,904 and long term convertible notes to related parties of $2,710,312.

Our $21,475,002 of indebtedness includes accrued interest of $4,016,484, accrued interest to related parties of $503,056 as well as notes payable, notes payable to related parties, convertible notes and convertible notes to related parties totaling $16,579,050, with maturity dates as outlined below. We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $10,533. We expect our operating and administrative expenses to be at least $2,400,000 annually. The convertible notes are due 2 years from issuance with notes maturing in 2018 and 2019.

Description	Maturity Date	Amount
Note Payable - Related Party	12/31/17	$247,627
Note Payable - Related Party	12/31/17	601,500
Note Payable	6/30/2016	9,675,000
Note Payable	9/21/2018	308,501
Convertible Notes - Short Term		885,207
Convertible Notes	Q1 2018	62,040
Convertible Notes	Q2 2018	463,572
Convertible Notes	Q3 2018	90,200
Convertible Notes	Q4 2018	1,600
Convertible Notes	Q1 2019	566,475
Convertible Notes	Q2 2019	357,000
Convertible Notes	Q3 2019	603,818
Convertible Notes	Q4 2019	6,197
Convertible Notes Related Party	12/31/18	1,388,122
Convertible Notes Related Party	Q2 2018	100,000
Convertible Notes Related Party	Q4 2018	450,000
Convertible Notes Related Party	Q1 2019	500,000
Convertible Notes Related Party	Q4 2018	48,000
Convertible Notes Related Party		224,191
		$16,579,050

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended September 30, 2017, we used $2,500,213 in operating activities compared to $369,147 during the nine months ended September 30, 2016. The increase is primarily due to operating expenses.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the first nine months ended September 30, 2017 totaling $492,372 compared to the same period in 2016 of $302,923. The increase is due to acquisition of fixed assets and advance on acquisitions in 2017.

Cash Flows from Financing Activities

During the first nine months ended September 30, 2017, financing activities equaled $2,990,592. This included loans (net foreign exchange) to fund our working capital requirements of $16,553,398. This includes new convertible notes held by investors during the first nine months ended September 30, 2017 totaling $2,990,592, with conversion rights totaling up to 1,842,723 common shares.

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

Our planned operations will be conducted solely in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in reported amounts from Canadian operations in our consolidated financial statements. Currently, the U.S. Dollar is the functional currency, because the bulk of the Company’s transactions have been in U.S. dollars, and because the Company has received the vast majority of its funding in U.S. dollars. Therefore, any change in the exchange rate will affect our reported sales, expenses and net income.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 1 to the financial statements, included elsewhere in this filing, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of September, 2017. The Company currently leases space for operations in Canada.

Operating Lease	Total	Less than 1 Year	1 - 3 Years	3 - 5 years	More than 5 Years
Office Lease	$153,850	$9,616	$76,925	$67,309	$-
Total	$153,850	$9,616	$76,925	$67,309	$-

Inflation

Management believes that inflation has not had a significant effect on our results of operations.

Future Legislation

The federal government of Canada is reviewing the Cannabis laws. Possessing and selling cannabis for non-medical purposes is still illegal everywhere in Canada and until new legislation and new rules are in place, current laws remain in effect. We understand that the Canadian government has a commitment to revise the regulatory regime. We cannot provide any assurance that the cannabis regulatory scheme will be revised, the date that Canada will enact any new legislation or if the legislation will be beneficial to our future prospects.

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

Our internal control over disclosure controls and procedures and financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP;
●	that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of September 30, 2017, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of September 30, 2017 was effective.

During the quarter ended September 30, 2017, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Health Care Canada.

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

CEN has a payment default with respect to the term loan payable to Global Holdings International, LLC, in the principal amount of $9,675,000 and which bears interest at 15% per annum which was due on June 30, 2016. The aggregate amount due under this loan as of the date of the filing of this report is $13,555,954. Interest and default interest and related fees accrue at $450,000 per quarter. This note is secured by some of the Company's equipment which we value at approximately $10,533.

Item 4	Mine Safety Disclosures

N/A

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL***	Instance Document

101.SCH XBRL***	Taxonomy Extension Schema Document

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL***	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL***	Taxonomy Extension Label Linkbase Document

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase Document

*	Filed herein.
**	Furnished herewith.
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

Date: November 17, 2017

CEN Biotech, Inc.
(Registrant)

By:	/s/Joseph Byrne
Joseph Byrne
Chief Executive Officer

By:	/s/Richard Boswell
Richard Boswell
Chief Financial Officer