Form 10-K
period 2017-12-31
CEN BIOTECH INC
filed 2018-04-16
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number 000-55557

CEN BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Ontario, Canada	-
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7405 Tecumseh Road East Suite 300 Windsor, Ontario Canada	N8T 1G2
(Address of principal executive offices)	(Zip code)

(226) 344-0660

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Yes

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there were 6,660,913 shares of common stock, no par value per share, outstanding that were held by non-affiliates. The Registrant’s common stock has not traded on the OTCQB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares that is based on any market price.

As of March 31, 2018, there were 25,131,843 shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

ITEM 1.	BUSINESS

 Special Note Regarding Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There are statements in this annual report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “positioned,” “project,” “propose,” “should,” “strategy,” “will,” or any similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Although we believe that our assumptions underlying such forward-looking statements are reasonable, we do not guarantee our future performance, and our actual results may differ materially from those contemplated by these forward-looking statements. Our assumptions used for the purposes of the forward-looking statements made in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development of our lines of business and any products that we may manufacture or sell and our ability to raise additional funding sufficient to implement our strategy, as well as assumptions regarding Canadian and U.S. laws regarding the consumer or retail sale of marijuana products and accessories and the manufacture and distribution of such products and accessories, including zoning and banking regulations. We also assume that we will be able to raise additional capital to fund our operations while we develop a line of business to generate net revenues. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. In light of these numerous risks and uncertainties, we cannot provide any assurance that the results and events contemplated by our forward-looking statements contained in this quarterly report will in fact transpire. These forward-looking statements are not guarantees of future performance. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

Cautionary Note Regarding Industry Data

Unless otherwise indicated, information contained in this Annual Report concerning our Company, our business, the services we provide and intend to provide, our industry and our general expectations concerning our industry are based on management estimates. Such estimates are derived from publicly available information released by third party sources, as well as data from our internal research, and reflect assumptions made by us based on such data and our knowledge of the industry, which we believe to be reasonable.

Background

CEN Biotech, Inc. (“CEN” or the “Company”) is a Canadian holding company, incorporated in Canada on August 4, 2013 as a subsidiary of Creative Edge Nutrition, Inc. (“Creative”), a Nevada corporation. Creative separated its planned specialty pharmaceutical business located in Canada by transferring substantially all of the assets and liabilities of the planned specialty pharmaceutical business to CEN and effecting a distribution (“Spin Off Distribution”) of CEN common stock to Creative shareholders on February 29, 2016. The Spin-Off Distribution was expected to be tax free for U.S. Federal income tax purposes.

Prior to the Spin Off Distribution, CEN initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario.  On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. On February 1, 2016 the Company commenced legal action against the Attorney General of Canada in the Ontario Superior Court of Justice for damages for detrimental reliance, economic loss, and prejudgment and post judgment interest, costs of the proceeding and other relief that the court may seem just.  As of April 16, 2018 the action in the Ontario Superior Court of Justice is still ongoing.  In the meantime the Company decided to develop and pursue other businesses that are related to the cannabis and other industries including Light Emitting Diode (“LED”) lighting.

Overview

We are focused on the manufacturing, production and development of products within the cannabis industry, including the lighting technology, hemp products and medical marijuana. The Company intends to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products.

The Company has acquired a patent related to LED Lighting and intends to explore development opportunities of the LED lighting technology across manufacturing operations and intends to explore licensing opportunities across industries such as the horticultural industry, including for the purpose of growing marijuana, as well as the automotive, industrial and commercial lighting industries.

The Company is in contract to acquire a 51% interest in Cen Ukraine LLC (“CEN Ukraine”), which currently holds a license, granted by the federal government of Ukraine, for the cultivation and processing of cannabis sativa for industrial, supplement, pharmaceutical and other purposes in Ukraine. After closing this acquisition, the Company intends to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products. In addition, the Company intends to explore the development of medicinal marijuana outside of the United States.

Hemp is related to cannabis as both are classified under the same botanical category of Cannabis sativa L. A significant difference between the two is that recreational cannabis has significant amounts of tetrahydrocannabinol (THC) (5–20%), a psychotropic cannabinoid and very little amounts of CBD (cannabidiol) and CBG (cannabigerol), which have no psychotropic properties; whereas industrial hemp has virtually no THC (less than 0.3%). This 0.3% THC in industrial hemp is not enough to provide psychotropic effects, which renders industrial hemp useless for recreational use or abuse. Canada, China and the United Kingdom are examples of major industrialized countries that have grown industrial hemp responsibly deriving maximum economic benefits from its cultivation.

Hemp is a plant easy to cultivate, with predictable harvests and produces overall negative carbon print compared to other agricultural sources used for production of biodiesels among other uses. Industrial hemp is rich in proteins and essential amino acids, which may render it as a preferred source of food and animal feed.

LED Lighting

On September 12, 2016, the Company executed an agreement to acquire a patent related to LED Lighting, from Tesla Digital, Inc., a Canadian Corporation and Stevan Pokrajac. As part of the transaction the Company will employ Stevan Pokrajak in connection with the development of the acquired technology. The patent intangible remains in escrow in the name of Tesla Digital, Inc. until full settlement of the terms of the agreement. In the interim, CEN has the rights to use the patented technology. In connection with the acquisition the Company will issue one million common shares.

The Company intends to explore using the LED Lighting across manufacturing operations and licensing opportunities across multiple industries such as the horticultural industry, including for the purpose of growing marijuana, as well as the automotive, industrial and commercial lighting industries.

Hemp and Medical Marijuana

On December 14, 2017, the Company entered into a Controlling Interest Purchase Agreement (the “Agreement”) with Bill Chaaban, our President and Chairman, and Usamakh Saadikh (the “Sellers”) to acquire (the “Acquisition”) 51% of the outstanding equity interests in Cen Ukraine, a corporation that was organized and has its principal offices in Ukraine. The agreement, which is subject to certain conditions, has not closed as of April 16, 2018. Cen Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Cen Ukraine currently holds a license, granted by the federal government of Ukraine, for the cultivation and processing of cannabis sativa for industrial, supplement, pharmaceutical and other purposes in Ukraine. The consideration will be paid by issuing common shares of the Company.

The Company intends, through Cen Ukraine, to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products. In addition, the Company intends to explore the development of medicinal marijuana outside of the United States.

The Company’s initial plans for the development of non-marijuana grade hemp include targeting the automotive industry to supply hemp fiber, and investigating other industrial applications, and developing Hemp nutritional supplement and beverage products for the distribution through the extensive Ukrainian pharmacy network.

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

In addition, the Company intends to explore the development of legal medicinal marijuana outside of the United States.

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

Raw Materials and Components

We intend to utilize strategic partners, contract manufacturers, and/or other third-party suppliers for the production of our LED Lighting Products. The raw materials and supplies required for the production of our lighting products may be available, in some instances from one supplier, and in other instances, from multiple suppliers. In those cases where raw materials are only available through one supplier, such supplier may be either a sole source (the only recognized supply source available to us) or a single source (the only approved supply source for us among other sources). We, our strategic partners, contract manufacturers, and/or other third-party suppliers will adopt appropriate policies to attempt, to the extent feasible, to minimize our raw material supply risks, including maintenance of greater levels of raw materials inventory and implementation of multiple raw materials sourcing strategies, especially for critical raw materials. Although to date we have not experienced any significant delays in obtaining any raw materials from suppliers, we cannot provide assurance that we, our strategic partners, contract manufacturers, and/or other third-party suppliers will not face shortages from one or more of them in the future.

Research and Development

The Company contracts with Stevan Pokrajak, the developer of the patented LED Lighting Technology, to assist the Company with the development of the acquired technology. As part of the acquisition Mr. Pokrajak will become an employee of the LED subsidiary with compensation of $200,000 per year commencing with the start of operations.

Competition

We expect that our LED Lighting Products will compete against a variety of lighting products, including conventional light sources such as compact fluorescent lamps and High Intensity Discharge (“HID”) lamps, as well as other LED lighting products. Our ability to compete depends substantially upon the superior performance and lower total cost of ownership of our products. We anticipate that the competition for our products will also come from new technologies that offer increased energy efficiency, lower maintenance costs, and/or advanced features. We expect to compete with LED systems produced by large lighting companies, as well as smaller manufacturers or distributors. Some of these competitors offer products with performance characteristics similar to those of our products.

Customers

We currently do not have any customer for our LED Lighting Products.

Intellectual Property

On September 12, 2016, the Company executed an agreement to acquire assets, including patented LED Lighting, from Tesla Digital, Inc. (a Canadian corporation) and Stevan (Steve) Pokrajac. The patent intangible remains in escrow in the name of Tesla Digital, Inc. until full settlement of the terms of the agreement. In the interim, CEN has the rights to use the patented technology. In connection with the acquisition the Company will issue one million common shares.

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

Employees

We have four full time employees and no part time employees. We engage consultants to provide us with the services we need to plan and develop our facilities and products.

ITEM 1A.	RISK FACTORS

An investment in our common stock or any other security that may be issued by us involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this Annual Report, before you decide to invest in shares of our common stock. If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment. You should read the section entitled “Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this annual report.

Risks Related to the Business

We have a limited operating history in which to evaluate our business.

We plan to develop our LED lighting business and our cannabis related businesses. However, we have not yet generated any revenue and we have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our company and our commercial prospects. Based on our limited experience in developing and marketing our businesses, we may not be able to effectively:

●	drive adoption of our future products

●	attract and retain customers for our future products;

●	provide appropriate levels of customer support for our future products;

●	implement an effective marketing strategy to promote awareness of our future products;

●	develop, manufacture and commercialize future products or achieve an acceptable return on our research and development efforts and expenses;

●	comply with regulatory requirements applicable to our future products;

●	anticipate and adapt to changes in our market;

●	maintain and develop strategic relationships with vendors and manufacturers to acquire necessary materials for the production of our future products;

●	scale our manufacturing activities to meet potential demand at a reasonable cost;

●	avoid infringement and misappropriation of third-party intellectual property;

●	obtain any necessary licenses to third-party intellectual property on commercially reasonable terms;

●	obtain valid and enforceable patents that give us a competitive advantage;

●	protect our proprietary technology; and

●	attract, retain and motivate qualified personnel.

We cannot provide any assurances that we will generate revenues and, if we do, when and how much the initial revenue will be. If we are unable to generate revenue our business will fail.

We have not generated any revenue and our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We have incurred substantial net losses since our inception and may continue to incur losses for the foreseeable future, as we continue our product development activities. As a result of our limited operating history, we have limited historical financial data that can be used in evaluating our business and our prospects and in projecting our future operating results. Through December 31, 2017, we have accumulated a total deficit of $28,124,692.

As reflected in the consolidated financial statements that are filed with this report, we have been a pre-revenue company with no material amount of earned revenue since our inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. If we are unable to achieve or sustain profitability or to secure additional financing on acceptable terms, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our common stock holders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms. Our consolidated financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

Uncertain demand for medical marijuana products may cause our business plan to be unprofitable.

Demand for medical marijuana is dependent on a number of social, political and economic factors that are beyond the control of our Company. While we believe that demand for medical marijuana will continue to grow, there is no assurance that such increase in demand will happen or that our business venture will be profitable.

We may not acquire market share or achieve profits due to competition in the LED lighting, hemp and medical marijuana industry.

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

The competitive factors facing us include safety, efficacy, price, quality, breadth of product line, manufacturing quality and capacity, service, marketing and distribution capabilities. Our current and future competitors may have greater resources, more widely accepted and innovative products and stronger name recognition than we do. Our ability to compete is affected by our ability, or that of our strategic partners, to:

●	develop or acquire new products and innovative technologies;

●	obtain regulatory clearance and compliance, when necessary, for our products;

●	manufacture and sell our products cost-effectively;

●	meet all relevant quality standards for our products in their particular markets;

●	respond to competitive pressures specific to each of our geographic and product markets;

●	protect the proprietary technology of our products and avoid infringement of the proprietary rights of others;

●	market our products;

●	attract and retain skilled employees, including sales representatives;

●	maintain and establish distribution relationships; and

●	engage in acquisitions, joint ventures or other collaborations.

Competitors could develop products that are more effective, cost less or are ready for commercial introduction before our products. If our competitors are better able to develop and patent products earlier than we can, or develop more effective and/or less expensive products that render our products obsolete or non-competitive, our business will be harmed and our commercial opportunities will be reduced or eliminated.

As some products gain market acceptance, we may experience increased competition for those products as more participants enter the market. Currently, we are not a manufacturer. To the extent that we engage third-party manufacturers or use strategic alliances to produce our products, our manufacturing capabilities may not be adequate or sufficient to compete with large scale, direct or third-party manufacturers. Certain of our potential competitors are larger than us and have longer operating histories, customer bases, greater brand recognition and greater resources for marketing, advertising and product promotion. They may be able to secure inventory from vendors on more favorable terms, operate with a lower cost structure or adopt more aggressive pricing policies. In addition, our potential competitors may be more effective and efficient in introducing new products. We may not be able to compete effectively, and our attempt to do so may require us to increase marketing and/or reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, financial condition and growth prospects.

We may rely on third parties to supply and manufacture our proposed products. If these third parties do not perform as expected or if our agreements with them are terminated, our business, prospects, financial condition and results of operations would be materially adversely affected.

We may outsource our manufacturing of our future products to third parties. Our reliance on contract manufacturers and suppliers exposes us to risks, including the following:

●

We rely on our suppliers and manufacturers to provide us with the needed products or components in a timely fashion and of an acceptable quality. An uncorrected defect or supplier’s variation in a component could harm our or our third-party manufacturers’ ability to manufacture, and our ability to sell, products and may subject us to product liability claims.

●

The facilities of our third-party manufacturers must satisfy production and quality standards set by applicable regulatory authorities. Regulatory authorities periodically inspect manufacturing facilities to determine compliance with these standards. If we or our third-party manufacturers fail to satisfy these requirements, the facilities could be shut down.

●

These manufacturing operations could also be disrupted or delayed by fire, earthquake or other natural disaster, a work stoppage or other labor-related disruption, failure in supply or other logistical channels, electrical outages or other reasons. If there was any such disruption to any of these manufacturing facilities, our third-party manufacturers would potentially be unable to manufacture our products.

●

A third-party manufacturer or supplier could decide to terminate our manufacturing or supply arrangement, including due to a disagreement between us and such third-party manufacturer, if the third-party manufacturer determines not to further manufacture our products, or if we fail to comply with our obligations under such arrangements.

●	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

We currently rely on a limited number of suppliers to provide key components for our products. If these or other suppliers become unable to provide components in the volumes needed or at an acceptable price or quality, we would have to identify and qualify acceptable replacements from alternative suppliers. We may experience stoppages in the future. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired.

To the extent we are able to identify alternative suppliers, qualifying suppliers is a lengthy process. There are a limited number of manufacturers and suppliers that may satisfy applicable requirements. Moreover, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products, which could take a significant period of time.

Each of these risks could delay the development or commercialization of our products or result in higher costs or deprive us of potential product revenues. Furthermore, delays or interruptions in the manufacturing process could limit or curtail our ability to meet demand for our products and/or make commercial sales, unless and until the manufacturing capability at the facilities are restored and re-qualified or alternative manufacturing facilities are developed or brought on-line and “scaled up.” Any such delay or interruption could have a material adverse effect on our business, prospects, financial condition and results of operations.

An unexpected interruption or shortage in the supply or significant increase in the cost of components could limit our ability to manufacture any products, which could reduce our sales and margins.

To the extent we engage in relationships with contract manufacturers in the future, an unexpected interruption of supply or a significant increase in the cost of components, whether to us or to our contract manufacturers for any reason, such as regulatory requirements, import restrictions, loss of certifications, disruption of distribution channels as a result of weather, terrorism or acts of war, or other events, could result in significant cost increases and/or shortages of our products. Our inability to obtain a sufficient amount of products or to pass through higher cost of products we offer could have a material adverse effect on our business, financial condition or results of operations.

We have limited experience in marketing our products and services.

We have undertaken limited marketing efforts for our future products and services. Our sales and marketing teams, and/or those of our strategic partners, will compete against the experienced and well-funded sales organizations of competitors. Our future revenues and ability to achieve profitability will depend largely on the effectiveness of our sales and marketing team, and we will face significant challenges and risks related to marketing our services, including, but not limited to, the following:

●	the ability of sales representatives to obtain access to or persuade adequate numbers of healthcare providers to promote and/or purchase and use our products and services;

●	the ability to recruit, properly motivate, retain, and train adequate numbers of qualified sales and marketing personnel;

●	the costs associated with hiring, training, maintaining, and expanding an effective sales and marketing team; and

●	assuring compliance with government regulatory requirements affecting the healthcare industry in general and our products in particular.

We may seek to establish a network of distributors in selected markets to market, sell and distribute our products. If we fail to select or use appropriate distributors, or if the sales and marketing strategies of such distributors prove ineffective in generating sales of our products, our future revenues would be adversely affected and we might never become profitable.

We may rely on third-party distributors for sales, marketing and distribution activities.

We may rely on third-party distributors to sell, market, and distribute any future products. Because we may rely on third-party distributors for sales, marketing and distribution activities, we may be subject to a number of risks associated with our dependence on these third-party distributors, including:

●	lack of day-to-day control over the activities of third-party distributors;

●	third-party distributors may not fulfill their obligations to us or otherwise meet our expectations;

●

third-party distributors may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us for reasons outside of our control; and

●	disagreements with our distributors could require or result in costly and time-consuming litigation or arbitration.

If we fail to establish and maintain satisfactory relationships with third-party distributors, we may be unable to sell, market and distribute our products, our future revenues and market share may not grow as anticipated, and we could be subject to unexpected costs which would harm our results of operations and financial condition.

Commercialization of our products and services will require us to build and maintain sophisticated sales      and marketing teams.

We have limited prior experience with commercializing our products. To successfully commercialize our products and services, we will need to establish and maintain sophisticated sales and marketing teams. While we intend to use current Company employees and service providers to lead our marketing efforts, we may choose to expand our marketing and sales team. Experienced sales representatives may be difficult to locate and retain, and all new sales representatives will need to undergo extensive training. There is no assurance that we will be able to recruit and retain sufficiently skilled sales representatives, or that any new sales representatives will ultimately become productive. If we are unable to recruit and retain qualified and productive sales personnel, our ability to commercialize our products and to generate revenues will be impaired, and our business will be harmed.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability.

We expend substantial funds to develop our proprietary technologies, and additional substantial funds will be required for further research and development, and to manufacture and market any future products. Because the successful development of our products is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them. In addition, we may not be able to generate enough revenue, even if we are able to commercialize any of our product candidates, to become profitable.

If we are unable to obtain and maintain protection of our intellectual property, the value of our products may be adversely affected.

Our business is dependent in part upon our ability to use intellectual property rights to protect our products from competition. To protect our products, we rely on a combination of patent and other intellectual property laws, employment, confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements and protective contractual provisions with our partners, licensors and other third parties. These methods, however, afford us only limited protection against competition from other products.

We attempt to protect our intellectual property position, in part, by filing patent applications related to our proprietary technology, inventions and improvements that are important to our business. However, our patent position is not likely by itself to prevent others from commercializing products that compete directly with our products. In addition, the patent owned by us or issued to us could be challenged, invalidated, or held to be unenforceable. We also note that any patent granted may not provide a competitive advantage to us. Our competitors may independently develop technologies that are substantially similar or superior to our technologies. Further, third parties may design around our patented or proprietary products and technologies.

We rely on certain trade secrets and we may not be able to adequately protect our trade secrets even with contracts with our personnel and third parties. Also, any third party could independently develop and have the right to use, our trade secret, know-how and other proprietary information. If we are unable to protect our intellectual property rights, our business, prospects, financial condition and results of operations could suffer materially.

Our ability to market our products may be impaired by the intellectual property rights of third parties.

Our success depends in part on our products not infringing on the patents and proprietary rights of other parties. For instance, in the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, there may be patents and patent applications of which we are unaware, and avoiding patent infringement may be difficult.

Our industry is characterized by a large number of patents, patent applications and frequent litigation based on allegations of patent infringement. Competitors may own patents or proprietary rights, or have filed patent applications, related to products that are similar to ours. We may not be aware of all of the patents and pending applications potentially adverse to our interests that may have been issued to others. Moreover, since there may be unpublished patent applications that could result in patents with claims relating to our products, we cannot be sure that our current products will not infringe any patents that might be issued or filed in the future. Based on the litigious nature of our industry and the fact that we may pose a competitive threat to some companies who own or control various patents, we believe it is possible that one or more third parties may assert a patent infringement claim seeking damages or enjoining us from the manufacture or marketing of one or more of our products. Such a lawsuit may have already been filed against us without our knowledge, or may be filed in the near future. If any future claim of infringement against us was successful, we may be required to pay substantial damages, cease the infringing activity or obtain the requisite licenses or rights to use the technology, which may not be available to us on acceptable terms, if at all. Even if we were able to obtain rights to a third party’s intellectual property rights, these rights may be non-exclusive, thereby giving our competitors potential access to the same rights and weakening our market position. Moreover, regardless of the outcome, patent litigation could significantly disrupt our business, divert our management’s attention and consume our financial resources. We cannot predict if or when any third-party patent holder will file suit for patent infringement.

We may be involved in lawsuits or proceedings to protect or enforce our intellectual property rights or to defend against infringement claims, which could be expensive and time consuming.

Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Interference proceedings conducted by a patent and trademark office may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings could result in substantial costs and diversion of resources and management attention. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. In addition, we may be enjoined from marketing one or more of our products if a court finds that such products infringe the intellectual property rights of a third party.

During litigation, we may not be able to prevent the confidentiality of certain of our proprietary rights because of the substantial amount of discovery required in connection with intellectual property litigation. In addition, during the course of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If investors or customers perceive these results to be negative, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

CEN is and will continue to be completely dependent on the services of our president and chairman, Bill Chaaban, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Our operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Chaaban, our President and Chairman. If he should choose to leave us for any reason or become ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this information statement. We will fail without the services of Mr. Chaaban or an appropriate replacement(s).

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

At December 31, 2017, CEN has current notes, loans, accounts payable and accrued expenses aggregating $20,027,393. Since CEN has no current revenue, we will have to locate other sources of debt or equity financing in order to meet these obligations. If we are unable to do so, we may default on some commitments which could have a very negative effect on our business.

We will be subject to the periodic reporting requirements of the Exchange Act that require us to perform accounting and reporting obligations with limited resources.

Following the filing of our registration statement on Form 10, we became required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. The reporting obligations require additional staff or consulting expenses. In addition, we have limited resources to allocate to such compliance functions which increase possible non-compliance.

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

Participation in the cannabis industry risk that our business would result in negative publicity and public opinion.   In addition, the hemp plant and the cannabis/marijuana plant are both part of the same cannabis sativa genus/species of plant, except that hemp, by definition, has less than 0.3% THC content and is legal under federal and state laws, but the same plant with a higher THC content is cannabis/marijuana, which is legal under certain state laws, but which is not legal under federal law. The similarities between these plants can cause confusion, and our activities with legal hemp may be incorrectly perceived as us being involved in federally illegal cannabis/marijuana. Also, despite growing support for the cannabis/marijuana industry and legalization of cannabis/marijuana in certain U.S. states, many individuals and businesses remain opposed to the cannabis/marijuana industry. Any negative press resulting from any incorrect perception that we have entered into the cannabis/marijuana space could result in a loss of current or future business. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us or to own our common stock. We cannot assure you that additional business partners, including but not limited to financial institutions and customers, will not attempt to end or curtail their relationships with us. Any such negative press or cessation of business could have a material adverse effect on our business, financial condition, and results of operations.

There are safety operational risks related to the cultivation and storage of our products at the facilities.

Given the nature of our planned initial product and its lack of legal availability outside of the therapeutic channels, as well as the planned concentration of abundant stock within one facility, despite meeting or exceeding any Ukraine security requirements, there remains a risk of shrinkage as well as theft. Also, as an agricultural product, despite meeting or exceeding Ukraine’s requirements regarding good production practices, if any, there remains a risk of diseases and pests impacting not only yield and revenue but overall product quality to consumers.

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

Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to sell hemp-based consumer products.

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining regulatory approval for our hemp-based consumer products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our hemp-based consumer products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market our hemp-based consumer products in countries in the near future or perhaps at all if the laws and regulations in those countries do not change

Our operations may be adversely affected by ongoing conflict in Ukraine.

Continuing military activities in Ukraine have combined with Ukraine’s weak economic conditions to fuel ongoing economic uncertainty in Ukraine, Russia and other markets. The European Union, United States and other nations have imposed, and may continue imposing further, economic sanctions, including specific sanctions on certain companies and individuals in Russia and Ukraine. Prolonged political instability in Ukraine, sanctions against Russia and Russia’s potential response to such sanctions could have a material adverse effect on the operations of Cen Ukraine, and may impact our operating results and our business. In addition, instability, unrest or conflict could limit or prevent employees from traveling to, from, or within Ukraine, which could negatively impact our product efforts, operating results and our business.

Fluctuations of foreign exchange rates may adversely affect our reported results.

Exchange rate fluctuations between the U.S. dollar, the Canadian dollar and the Ukrainian Hryvnia result in fluctuations in reported amounts from operations in our consolidated financial statements. Currently, the US Dollar is the functional currency, because the bulk of the Company’s transactions have been in US dollars, and because the Company has received the vast majority of its funding in US dollars. Therefore, any change in the exchange rate will affect our reported sales, expenses and net loss. As our Canadian business or planned Ukrainian businesses expand, we will increase our exposure to non-U.S. dollar currencies.

We have not entered into hedging transactions with respect to our foreign currency exposure, but may do so in the future. We cannot be assured that fluctuations in foreign currency exchange rates will not have a material adverse impact on our business, financial condition or results of operations.

The JOBS Act will allow us to postpone the date by which we must comply with some of the laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in our Company.

For so long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies” including:

•

the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•

the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

•

the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act, and instead provide a reduced level of disclosure concerning executive compensation; and

•	any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) the last day of the first fiscal year following the fifth anniversary of the completion of this offering; (ii) the last day of the first fiscal year in which our annual gross revenues are $1 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

We may take advantage of some, or all, of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company.” Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business. Additionally, if adequate additional financing is not available on acceptable terms, we may not be able to continue our business operations. Any additional capital, investment or financing of our business may result in dilution of our stockholders or be on terms and conditions that impair our ability to profitably conduct our business.

Risks Related to Our Common Stock

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

As of April 16, 2018, the trading symbol for our common stock, CENBF, is inactive, and there is currently no established public market whatsoever for our securities.

Because of the possible low price of our securities and certain other factors, many brokerage firms may not be willing to effect transactions in these securities and some market makers have declined to make a market for our common stock. Purchasers and holders of our securities should be aware that any market that develops in our stock may be subject to the penny stock restrictions.

The Company may be subject to a private right of action for recession or damage.

In connection with the distribution by Creative of CEN’s common stock on February 29, 2016 and the Form 10 registration statement filed by CEN to register its shares of common stock under the Exchange Act, CEN received comments by the Staff of the Securities and Exchange Commission, including a letter dated May 4, 2016 in which the Staff noted that they “…continue to question the absence of Securities Act registration of the spin-off distribution”. In the event that the distribution of shares of CEN’s common stock was a distribution that required registration under the Securities Act, then the Company could be subject to enforcement action by the SEC that claims a violation of Section 5 of the Securities Act and could be subject to a private right of action for rescission or damages. While we have determined for the purpose of our financial reporting this matter is not material, there can be no assurance that liability will not arise in the future in connection with this matter.

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

We have been advised that DTC retains the right to deny a company the ability to use their depository without providing a reason for the denial. The eligibility review process should include a clean presentation of facts and documents that meet DTC’s standards. Eligibility requirements include that the securities must be: issued in a transaction registered with the SEC pursuant to the Securities Act of 1933, as amended; or issued in a transaction exempt from registration pursuant to the 1933 Act exemption, that at the time of the request for DTC eligibility no longer involves transfer or ownership restrictions; or eligible for resale pursuant to Rule 144A or Regulation S under the 1933 Act (and must otherwise meet DTC's eligibility criteria).

Although we believe that we meet the requirements of DTC listing, there are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

Our goal is to have our shares listed on an exchange but cannot predict the likelihood or timing of that happening.

Our ultimate goal is to have our shares listed on an exchange such as the NYSE American or NASDAQ Capital Market. Each such market has various requirements regarding a company’s financial condition and other matters like independent directors and other corporate governance matters. We cannot predict the likelihood or timing of any application to any such exchange or if any such exchange would approve a listing. We do not currently satisfy the financial requirements for any such listing.

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

CEN is a Canadian company which may make it difficult for U.S. shareholders to enforce legal judgments.

CEN is a Canadian Company. As such it may be difficult and expensive to enforce legal judgments issued by a court in the United States against CEN and possibly its officers or directors. Similarly, it may be difficult and expensive for an American shareholder to bring litigation against CEN or its officers and directors in a Canadian court.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

In connection with the distribution by Creative of CEN’s common stock on February 29, 2016 and the Form 10 registration statement filed by CEN to register its shares of common stock under the Exchange Act, CEN received comments by the Staff of the Securities and Exchange Commission, including a letter dated May 4, 2016 in which the Staff noted that they “…continue to question the absence of Securities Act registration of the spin-off distribution”. In the event that the distribution of shares of CEN’s common stock was a distribution that required registration under the Securities Act, then the Company could be subject to enforcement action by the SEC that claims a violation of Section 5 of the Securities Act and could be subject to a private right of action for rescission or damages. Based on management’s estimate, any potential liability related to this matter would not be material.

ITEM 2.	PROPERTIES

CEN has one facility in Lakeshore, Ontario. 20 North Rear Road is a 10.4 acre site of land that was subleased from Creative. On January 1, 2017 CEN entered into an agreement whereas the old lease was terminated and a new 5 year lease for the property was started. The new lease gives CEN assess to the 27,000 sq. foot building containing the 4,000 sq. foot vault and options to lease additional buildings and purchase the property. The new lease rate is $4,000 per month Canadian plus HST tax, and proportioned utilities and property tax.

CEN also leases office space in Windsor, Ontario from R&D Labs Canada, Inc., whose president is Bill Chaaban. The lease commenced on October 1, 2017 and calls for monthly rental payments ranging from $2,608 to $3,390 through September 2027.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

CEN was incorporated in Canada on August 4, 2013 as a subsidiary of Creative, a public company incorporated in Nevada. Creative distributed all of the shares of CEN common stock on a pro rata basis to the Creative shareholders on February 29, 2016 at which time CEN became an independent public company. There is no and has never been any trading market for our common stock, and there is currently no established public market whatsoever for our securities. The trading symbol for our common stock, CENBF, is inactive.

There can be no assurance that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Holders

As of April 16, 2018, there were approximately 256 stockholders of record of our common stock. The number of stockholders does not include stockholders that beneficially own shares that are held of record by a broker or clearing agency.

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

We adopted, and our stockholders approved, the Cen Biotech, Inc. 2017 Equity Compensation Plan (the “2017 Plan”), effective as of November 29, 2017. Under such plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of 20,000,000 shares of our common stock are reserved for issuance under the 2017 Plan. Restricted Stock of 18,280,000 shares of our common stock have been granted, restricted stock of 14,317,500 shares of our common stock have vested as of December 31, 2017, and no restricted stock awards of our common stock have been forfeited; restricted stock awards of 3,625,000 shares of our common stock have not vested as of April 16, 2018. In addition, an aggregate of 18,280,000 shares of our common stock have been granted under the 2017 Plan. The purpose of the 2017 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

Equity Compensation Plan Information

The following table summarizes information as of March 31, 2018 about our outstanding restricted stock agreements and shares of common stock reserved for future issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon expiration of time restriction	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,625,000	NA	1,720,000
Equity compensation plans not approved by security holders	0	0	0
Total	3,625,000	0	1,720,000

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 11, 2017, CEN Biotech, Inc. (the “Company”) entered into a share repurchase agreement (the “Share Repurchase Agreement”) with Bahige (Bill) Chaaban, pursuant to which the Company repurchased from Mr. Chaaban 99,286 shares of special voting stock in the capital of the Company, at a purchase price in the aggregate amount of $9.93. Each share of the special voting stock is entitled to 500 votes. Mr. Chaaban is the Chairman of the Board of Directors and President of the Company. Accordingly, all of the special voting stock owned by Mr. Chaaban has been redeemed and retired.

ITEM 6.	SELECTED FINANCIAL DATA

We are considered to be a smaller reporting company, as defined by Rule 229.10(f)(1), and, therefore, are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data discussed below is derived from our audited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016, which are found elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. The financial data discussed below is only a summary and investors should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Our historical financial statements have been prepared on a stand-alone basis in conformity with U.S. generally accepted accounting principles.

At present we are not able to estimate if or when we will be able to generate revenues. Our consolidated financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern.

Results of Operations

We have incurred recurring losses to date. Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern

Fiscal Year Ended December 31, 2017 Compared To Fiscal Year Ended December 31, 2016.

The following table reflects our operating results for the years ended December 31, 2017 and 2016:

Operating Summary	Year ended December 31, 2017	Year ended December 31, 2016 (as restated)	Change
Revenues, net	$0	$0	0
Cost of Goods Sold	0	0	0
Gross Profit	0	0	0
Operating Expenses	(11,614,227)	(6,590,091)	-76.24%
Net Operating Loss	(11,614,227)	(6,590,091)	-76.24%
Other Expense	(2,466,227)	(1,646,390)	-49.80%
Net Loss	$(14,080,454)	$(8,236,481)	-70.95%

Revenue

We recognized no revenue during the twelve months ended December 31, 2017 and 2016 as we have not commenced revenue generating operations as yet.

Operating Expenses

During the fiscal year ended December 31, 2017, our operating expenses were $11,614,227 compared to $6,590,091 during the prior fiscal year. During the twelve months ended December 31, 2017, our operating expenses were comprised of salary and consulting fees of $1,244,996, stock based compensation expense of $7,777,900, and general and administrative expenses of $2,591,331. By comparison, during the twelve months ended December 31, 2016, our operating expenses were comprised of salary and consulting fees of $219,739, impairment expense of $5,402,729, and general and administrative expenses of $967,623. Expenses incurred during the fiscal year ended December 31, 2017 compared to fiscal year ended December 31, 2016 increased primarily due to stock based compensation. Professional fees generally include financial, legal and administrative contracted services.

Other Expense Items

During fiscal year ended December 31, 2017, our other expense items totaled $2,466,227 compared to $1,646,390 during the prior fiscal year. During the twelve months ended December 31, 2017, our other expense items were comprised of interest expense of $2,377,102 and foreign exchange loss of $89,125. By comparison, for the twelve months ended December 31, 2016, our other expense/income items were comprised of interest expense of $1,601,172, foreign exchange loss of $47,539, and other income of $2,321.

Net Loss

Our net loss for the fiscal year ended December 31, 2017 was $14,080,454 compared to a net loss of $8,236,481 during the fiscal year ended December 31, 2016 due to the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2017, we had assets of $9,020,935, comprised of cash of $84,978, net property and equipment of $14,576, leasehold improvements of $1,430,839, a note receivable from a related party of $44,859, other receivables of $222,562, deferred lease expense of $217,210, an advance to CEN Biotech Ukraine, LLC, a related party, of $775,328, and net intangibles of $6,230,583. As of December 31, 2017, we had liabilities of $28,035,586 comprised of a patent acquisition liability of $5,000,000, loans from related parties of $1,138,923, loans of $9,981,883, accrued interest and other expenses of $5,429,467, accounts payable of $92,842, convertible notes- related parties of $2,710,313 and convertible notes of $3,670,172.

Our $28,035,586 of indebtedness includes a patent acquisition liability of $5,000,000, accrued interest of $4,540,692, accrued interest to related parties of $592,901, as well as loans payable, loans payable to related parties, convertible notes and convertible notes to related parties totaling $17,501,291, with maturity dates as outlined below. We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $11,000. We expect our operating and administrative expenses to be at least $2,400,000 annually. The convertible notes are due 2 years from issuance with notes maturing in 2018 and 2019.

Description	Maturity Date	Amount
Loan Payable	6/30/2016	$9,675,000
Loan Payable	9/21/2018	306,883
Loan Payable – Related Party	12/31/2018	237,423
Loan Payable – Related Party	12/31/2018	601,500
Loan Payable – Related Party	10/2/2019	300,000
Convertible Notes	On Demand	880,567
Convertible Notes	Q2 2018	169,592
Convertible Notes	Q3 2018	359,240
Convertible Notes	Q4 2018	52,600
Convertible Notes	Q1 2019	638,475
Convertible Notes	Q2 2019	330,000
Convertible Notes	Q3 2019	790,997
Convertible Notes	Q4 2019	448,701
Convertible Notes Related Party	Q3 2018	1,388,122
Convertible Notes Related Party	Q2 2018	100,000
Convertible Notes Related Party	Q3 2018	224,191
Convertible Notes Related Party	Q4 2018	498,000
Convertible Notes Related Party	Q1 2019	500,000
		$17,501,291

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Fiscal Year Ended December 31, 2017 Compared To Fiscal Year Ended December 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the fiscal year ended December 31, 2017, we used $2,176,862 in operating activities compared to $703,842 during the fiscal year ended December 31, 2016. The increase between the two periods related primarily to increases in stock-based compensation and interest expense compared to the prior fiscal year. This was offset by the impairment expense of $5,402,729 recorded in 2016.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the fiscal year ended December 31, 2017 totaling $510,724 compared to the prior period of $433,169. During the twelve months ended December 31, 2017, our use of cash flows for investing activities were comprised primarily of advances to CEN Ukraine of $350,000. By comparison, for the twelve months ended December 31, 2016, our use of cash flows for investing activities was comprised of advances to CEN Ukraine of $425,328.

Cash Flows from Financing Activities

During the fiscal year ended December 31, 2017, we received $2,710,193 by way of loans of convertible notes from investors to fund our working capital requirements. During the fiscal year ended December 31, 2016, we received $1,196,376 by way of loans of convertible notes from investors to fund our working capital requirements.

CEN has no committed source of debt or equity financing. Our Executive team and Board are seeking additional financing from their business contacts, but no assurances can be given that such financing will be obtained or, if obtained, on what terms. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal period ended December 31, 2017 that states that our lack of committed resources causes substantial doubt about our ability to continue as a going concern

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company is currently evaluating the standard to determine the impact of its adoption on its consolidated financial statements. The Company will record a right-of-use asset and a lease liability upon adoption.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to mainly change the accounting for investments in equity securities and financial liabilities carried at fair value as well as to modify the presentation and disclosure requirements for financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company believes that the adoption of this pronouncement will not have an impact on the Company’s financial statements.

In May 2014, the FASB issued an ASU which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is still in its startup phase and is not generating revenues at this time; therefore, this standard will have no impact on its consolidated financial statements until such time as revenues are generated. When revenues are generated, the Company will follow the provisions of the new standard.

Critical Accounting Policies

The preparation of consolidated financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) provides that an emerging growth company can take advantage of certain exemptions from various reporting and other requirements that are applicable to public companies that are not emerging growth companies. We currently take advantage of some, but not all, of the reduced regulatory and reporting requirements that are available to us for as long as we qualify as an emerging growth company. Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting for as long as we qualify as an emerging growth company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of December 31, 2017 and 2016 and for the years then ended start on page 38.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Evaluation of disclosure and controls and procedures

As of December 31, 2017, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, management determined that the Company did not maintain effective controls over the completeness, existence, accuracy and presentation and disclosure of the accounting for the acquisition of a patent for financial reporting, which resulted in a restatement of the 2016 financial statements. Management determined that the ineffective controls over financial reporting constitute a material weakness.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

We are currently working to remediate the material weakness referred to above with respect to our financial reporting. We have reviewed the design of our current “review control” over financial reporting, in particular, with regards to non-routine transactions such as acquisitions of intangibles, to determine appropriate improvements and implement enhanced procedures. As part of these enhanced procedures, we are outsourcing some of our accounting and oversight roles to a qualified accounting firm, and then management will execute the review process.

We believe these measures will remediate the control deficiency identified above and will strengthen our internal control over financial reporting. We currently are working with this accounting firm and are targeting to complete the implementation of the control enhancements during 2018. We will test the ongoing operating effectiveness of the new controls subsequent to implementation, and consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Revisions to disclosure Controls and Procedures

Management recognized the need for additional resources in the area of accounting and financial reporting controls and procedures. As a result, we have outsourced the accounting and financial reporting oversight roles to a qualified accounting firm with public company reporting expertise.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

ITEM 9B.	OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended December 31, 2017 that would have required disclosure in a report on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is a list of the names, ages and positions of our directors and executive officers.

Name	Age	Position(s)
Bahige (Bill) Chaaban	46	President, Chairman of the Board of Directors
Joseph Byrne	65	Chief Executive Officer and Director
Richard Boswell	51	Senior Executive Vice President, Chief Financial Officer and Director
Brian Payne	50	Vice President and Director
Harold Aubrey de Lavenu	53	Director
Ameen Ferris	50	Director
Donald Strilchuck	59	Director
Alex Tarrabain	55	Director

Biographies of Directors and Executive Officers

Bahige (Bill) Chaaban is our President and Chairman of the Board since July 2017. Previously, Mr. Chaaban served as the Chief Executive Officer of CEN Biotech from the company’s inception in August 2013 until July, 2017. Mr. Chaaban also serves as the Chief Executive Officer and Chairman of the Board of CEN Biotech Ukraine LLC, since November, 2014. Mr. Chaaban founded and served as President of CGIA, Inc., Supplement Group, Inc., F1 Fulfillment, Inc., and Fitness One, Inc. from October, 1998 until April, 2016.  Mr. Chaaban has over 30 years of experience in the nutrition industry, including, retail, online and wholesale sales, and design and manufacturing of dietary supplements. Mr. Chaaban served as the Chief Executive Officer of Creative Edge Nutrition, Inc. from April 2012 until December 2014. Mr. Chaaban was the founder of Edge Nutrition, which operated retail nutrition stores in the USA and Canada. Mr. Chaaban is a licensed attorney in the USA and Canada. He holds a Bachelor of Commerce degree from the University of Alberta; a Bachelor of Law degree from the University of Windsor; a Juris Doctor from the University of Detroit Mercy; a Master of Laws degree from Wayne State University; and an Honorary Doctorate from the International Personnel Academy. Mr. Chaaban is qualified to serve as President and to continue serving as Chairman of the Board as he founded the company and has helped to create a global footprint for the Company and its subsidiaries.  Mr. Chaaban founded and served as President of CGIA, Inc., Supplement Group, Inc., F1 Fulfillment, Inc., and Fitness One, Inc.  Mr. Chaaban determined that he could not devote the time necessary to CEN and these businesses.  After careful deliberation, these businesses were closed in April, 2016 and bankruptcies were filed for each in April, 2016.

Joseph Byrne is our Chief Executive Officer and member of our Board since July 2017. Since 2000, Mr. Byrne has been the owner Hickey Byrne Law Firm and he will continue to oversee the practice. Mr. Byrne was elected to municipal council in 1974 and served on council for 11 years. As a municipal councillor and later as Deputy-Reeve and County Councillor, he served on and chaired all major municipal and county committees including, but not limited to Finance, Roads, and Government Restructure. Mr. Byrne is a long standing member and Past Chair of the Board of Directors for the Windsor Essex Economic Development Commission until 2015. Joseph Byrne has also written and published five books, including two hockey stories, The Magic of Hockey (White Snow Blackout) and award winning The Jim Mahon Story, and three books in the Farm Culture series, Senses of Autumn, Of Great Character and Wheatfields. Mr. Byrne is a successful, resourceful, results-driven lawyer, lifelong farmer and author. His diverse career and experience in the political and private business sector is complemented by significant farming and community involvement. Joseph is a highly effective communicator and leader, adept at articulating a compelling vision of strategic focus. Mr. Byrne holds a BA and MA in Geography from the University of Windsor and Bachelors of Laws from the University of Windsor. Mr. Byrne’s extensive experience in the business world combined with his knowledge of the law and farming offer a unique and robust perspective to the Board.

Richard Boswell is our Chief Financial Officer and a member of our Board since July 2017. Mr. Boswell has 25 years of management experience working with companies of various sizes from start-ups through Fortune 10 listed organizations. His vast array of experience includes multiple industries, such as financial services, automotive, information technology, retail, and consulting. He has held key positions overseeing different functions such as information technology, investment analysis, financial planning, process improvement, sales and technology evaluation. Since February 2011 Mr. Boswell has been providing consulting service to clients through his Company BITS Group Inc. BITS Group Inc. provides business consulting and interim or outsourced executive services. Since January 2014, Mr. Boswell has been providing financial and business services to CEN Biotech through his company. Mr. Boswell holds BBA and MBA from Northwood University. Mr. Boswell also did post graduate studies in strategy and innovation management at Lawrence Technological University. Mr. Boswell’s diverse background and experience working with companies of differing sizes will add valuable contributions to the Board as the Company transitions through growth.

Brian Payne is our Vice President and a member of our Board since July 2017. Mr. Payne also worked for the Company since July, 2015 as our marketing consultant. Mr. Payne is a business and community leader with over 25 years’ experience in domestic and global supply chains, trade and government relations, change management and manufacturing, primarily in the food and agriculture sectors. Mr. Payne began his career in the international trade arena, catering to automotive and heavy manufacturing companies like General Motors, John Deere, and NaviStar. In 1996, Mr. Payne worked for PepsiCo Global Restaurants, responsible for Project Management across the Pizza Hut brand. In 1999, Mr. Payne served as Director of Distribution. In 2002, Mr. Payne served a supply chain function for a national food company. In 2005, Mr. Payne led the supply chain and regulatory compliance functions for Pizza Pizza Ltd. Since May 2012, Mr. Payne has served as President of his own consulting firm, IMS, which specialized in consulting and outsourced executive functions related to manufacturing, supply chain, trade, regulatory and finance areas. Mr. Payne’s client base includes Caesars Entertainment (Las Vegas, NV), Blueline Food Service Distribution (Detroit, MI), The Windsor Essex Economic Development Corporation (Windsor, ON), the Unified Purchasing Group Canada (Toronto, ON) and Thomas Canning (Maidstone) Limited. Mr. Payne served as Vice President of Thomas Canning (Maidstone) Inc. from January, 2015 to April, 2017. Mr. Payne is active in his community of Windsor Essex where he serves as Vice Chair of the Board of Directors of Hotel Dieu Grace Healthcare, and a Director of The Lakeview Montessori School and the Hospice of Windsor Essex. Mr. Payne holds a BA in Political Science from the University of Windsor. Mr. Payne’s track record of business success and leadership related to distribution and supply chain fills an important role on the Board. Mr. Payne served as Vice President of Thomas Canning (Maidstone) Inc. and he voluntarily left the employment prior to the owners filing for insolvency proceedings in June, 2017.

Harold Aubrey De Lavenu is a member of our Board since July 2017. Mr. Aubrey De Lavenu is a successful businessman with military background, currently based in the South of Portugal.  Mr. De Lavenu has been the director of his company, Hammers ‘n’ Blades, since September, 2002. After joining the British Royal Navy in 1983, pursuing a vocation as a Mine Clearance Diver (Navy Seal), Mr. De Lavenu was trained to work as an Explosive Ordinance Disposal Specialist. Mr. Aubrey De Lavenu insights from his vast international experiences will offer excellent cultural perspective to strategic activities of the Board.

Ameen Ferris is a member of our Board since July 2017. Mr. Ferris is a successful entrepreneur who has founded numerous retail/wholesale companies, and brands. In 1991, Mr. Ferris founded the retail chain, Healthy’s Nutrition (“Healthy’s”), a specialty retail company focusing on quality health supplements. Mr. Ferris built a multi-million dollar company with limited resources, and established a thriving Canadian retail chain with warehousing, a full line of private label supplements including, sports nutrition, ailment specific herbal supplements and vitamins. He also co-branded the Healthy’s concept in department stores such as The Hudson Bay Company, Eatons and in select grocery chains. Healthy’s was acquired in 2006 by the publicly traded corporation, Planet Organic. In 2005, Mr. Ferris also established the Low Carb Store, one of Canada’s premier specialty food locations. Mr. Ferris founded Natural Choice Distribution, developing and distributing leading natural supplements, diet products, sports nutrition and therapeutic herbal health supplements. Specializing in brand development, Mr. Ferris entered into an exclusive contract through his own company, Brandrouse, in 2008 through May, 2017 by the biotechnology company LivCorp Inc. (a division of Delivra Inc.) with the task of developing their OTC topical product on a start-up budget. From a white label, he established the market orientation and strategy for the brand LivRelief™. His contributions included, strategy, segmentation, targeting and positioning of the brand, involvement and guidance with product development, refinements and extensions, package design of all LivRelief consumer products in Canada, development of LivRelief’s image as a customer-centric brand, marketing and advertising of LivRelief products In May 2017, Mr. Ferris founded the brand consulting firm Brand Rouse. Mr. Ameen compliments the board with his strong marketing background.

Donald W. Strilchuck is a member of our Board since July 2017. Mr. Strilchuck has also been a security advisor to CEN Biotech since its inception in August 2013. Prior to being a security advisor to CEN Biotech Mr. Strilchuck was retired from the Windsor Police Department after 32 years, March 2012. Mr. Strilchuck began his career in law enforcement as a cadet in 1979, promoted to patrol officer and was accepted to the Emergency Service Unit, where he became proficient in weapons and tactical response. Mr. Strilchuck served on a joint drug task force, which invests domestic and international occurrences, involving U.S. and other foreign agencies. Mr. Strilchuck was promoted to a supervisory position, and oversaw a team of officers specially trained to deal with street violence and victim assistance. Mr. Strilchuck holds a Law Enforcement Certification from the Ontario Police College. Mr. Strilchuck’s knowledge and experience regarding security and law enforcement combined with his relationships with various agencies makes him an ideal addition to the Board.

Alex Tarrabain is a member of our Board since July 2017. Between 1981 and 1985, Mr. Tarrabain served as a Youth/Childcare Counsellor for the Government of Alberta. Between 1990 and 1991, Mr. Tarrabain articled with Ernst & Young Chartered Accountants. Between 1991 and 1995, Mr. Tarrabain later served as the Senior Accountant for the County of Strathcona in Sherwood Park, Alberta. In August 1995, Mr. Tarrabain opened his own practice, Tarrabain Accounting, and has been operating in the Edmonton and surrounding area for the past 23 years, through the present. Mr. Tarrabain is a frequent speaker at financial functions and has served on many boards including Prostate Canada, NW Zone Hockey Association, Whitemud West Hockey Association and the Canadian Athletic Club in Edmonton. Mr. Tarrabain earned a Bachelor’s of Commerce from the University of Alberta. Mr. Tarrabain’s experience in public accounting will provide the Board with an excellent resource regarding financial matters of the Company.

Family Relationships

Alex Tarrabain and Bill Chaaban are brother in laws.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees, or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2017 and written representations that no other reports were required, the Company believes that all person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We adopted a Code of Ethics, which is applicable to our chief executive and principal financial officers and any persons performing similar functions, among others. The Code of Ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

●	compliance with applicable laws, rules and regulations,

●	the prompt reporting violation of the code, and

●	accountability for adherence to the code.

A copy of our Code of Ethics will be provided to any person without charge, upon written request to the Company at 7405 Tecumseh Road East Suite 300, Windsor, Ontario, N8T 1G2, Canada.

Board of Directors

We currently have eight directors, two of whom are independent directors. Directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our current directors’ term of office expires at the annual shareholders meeting in 2018. All officers are appointed annually by the board of directors and serve at the discretion of the board. If at any point we have an even number of directors, the Chairman does not have a casting vote and accordingly tie votes on issues may not be able to be resolved.

All directors will be reimbursed by CEN for any expenses incurred in attending board meetings provided that CEN has the resources to pay these fees. CEN will apply for officers and directors liability insurance at such time when it has the resources to do so.

Board Risk Oversight

The Board has an active role, as a whole, in overseeing risk management. The Board regularly reviews information regarding the Company’s liquidity and operations, as well as the risks associated with each. We are not required under the Securities and Exchange Act to maintain any committees of our Board of Directors. In the event that we list on a national securities exchange we will form the appropriate committees.

Meetings of the Board of Directors

The Board held six formal meetings during 2017.  Each director attended at least 75% of all meetings of the Board during 2017.

Director Independence

Harold Aubrey de Lavenu and Ameen Ferris serve as the Company’s independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;

●

the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

●

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●

the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

Involvement in Certain Legal Proceedings

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of CEN:

1.

had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing, other than as described above.

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

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with our business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither us nor our stockholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval; and (ii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers, and our two highest compensated individuals not serving as executive officers, for the two fiscal years ended December 31, 2017 and 2016, which includes cash compensation, stock options awarded in lieu of cash compensation, and all other compensation:

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year Ended December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Bill Chaaban	2017	$2,600	0	4,623,650	0	0	0	20,000	4,646,250
President	2016

Joseph Byrne	2017	$2,600	0	229,400	0	0	0	0	232,000
Chief Executive Officer	2016

Richard Boswell	2017	$2,600	0	2,585,400	0	0	0	0	2,588,000
Senior Executive Vice President and Chief Financial Officer	2016

Brian Payne	2017	$2,600	0	206,150	0	0	0	22,743	231,493
Vice President	2016

Outstanding Equity Awards to Executive Officers at Fiscal Year-End 2017

The following table sets forth information regarding outstanding restricted stock awards to our named executive officers as of December 31, 2017:

	Restricted stock awards
Name	Equity incentive plan awards: Number of non-vested restricted shares outstanding (#)(1)	Equity incentive plan awards: market or payout of unearned shares, units or other rights that have not vested ($)(1)	Award expiration date
Joseph Byrne	900,000	$558,000	December 2020
Bahige (Bill) Chaaban	1,312,500	$813,750	November 2020
Richard Boswell	350,000	$217,000	November 2020
Brian Payne	437,500	$271,250	November 2020

(1)

On November 30, 2017, executive officers were granted a one-time equity award of restricted shares of the Company’s common stock pursuant to a Restricted Stock Agreement, provided that the officers continue to be employed by the Company, and will fully vest in the event of a Change in Control, as further described on the Current Report on Form 8-K, filed on December 5, 2017.

Compensation of Directors

The following table sets forth information regarding each element of compensation that we paid or awarded to our non-executive directors for the fiscal year ended December 31, 2017:

Name	Year	Cash Comp.	Equity Awards ($) (1)	All other compensation ($)		Total
Ameen Ferris	2017	-	$12,400	-		$12,400
Harold Aubrey de Lavenu	2017	-	$12,400	-		$12,400
Donald Strilchuck	2017	-	$12,400	620,000	(2)	$632,400
Alex Tarrabain	2017	-	$12,400	-		$12,400

(1)

On November 30,  2017, the Company granted a one-time equity award of 20,000 restricted shares of the Company’s common stock pursuant to a Restricted Stock Agreement, to each non-executive directors of the Company, which vested immediately and remain outstanding as further described on the Current Report on Form 8-K, filed on December 5, 2017.

(2)

On November 30, 2017, Donald Strilchuck received additional restricted shares of the Company’s common stock which remain outstanding for consulting services, of which 550,000 vested immediately and the remaining vesting ratably each month over the next 36 months.

Employment and Consulting Agreements

On November 30, 2017, the Company entered into an executive employment agreement (“Employment Agreement”) with certain executives (an “Executive”) of the Company, previously appointed by the Board. Under each Employment Agreement, the Executive with receive a base compensation and restricted stock of the Company, to vest at the earlier of (i) over a three year period, provided that the Executive continues to be employed by the Company, or (ii) in the event of a change of control in the Company. In the event of termination, the Executive will receive any unpaid salary and reimbursement of expenses. In the event of a Change in Control (as defined in the Employment Agreement) or a strategic transaction, the Board may, but is not obligated to, provide the Executive with additional compensation, including additional stock options or restricted stock, for services outside of the Executive’s general scope of duties and responsibilities. Each Employment Agreement has an indefinite term. Under the respective Employment Agreement :

●

Bahige (Bill) Chaaban, President of the Company, Mr. Chaaban will receive compensation in the form of a base annual salary of $31,200 and a grant of 8,750,000 of restricted stock of the Company, of which 7,400,000 vested immediately and the remaining vesting ratably each month over the next 36 months.

●

Joseph Byrne, Chief Executive Officer of the Company, Mr. Byrne will receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 of restricted stock of the Company, of which 325,000 vested immediately and the remaining vesting ratably each month over the next 36 months.

●

Richard Boswell, Senior Executive Vice President and Chief Financial Officer of the Company, Mr. Boswell will receive compensation in the form of a base annual salary of $31,200 and a grant of 4,500,000 of restricted stock of the Company, of which 4,140,000 vested immediately and the remaining vesting ratably each month over the next 36 months.

●

Brian Payne, Vice President of the Company, Mr. Payne will receive compensation in the form of a base annual salary of $31,200 and a grant of 750,000 of restricted stock of the Company, of which 300,000 vested immediately and the remaining vesting ratably each month over the next 36 months.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the ownership of our common stock as of April 16, 2018 for:

●	each director;

●	each person known by us to own beneficially 5% or more of our common stock;

●	each named executive officer; and

●	all directors and executive officers as a group.

The amounts and percentages of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated below, to the best of our knowledge each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Unless otherwise indicated, the address of each named person is c/o Cen Biotech, Inc. 7405 Tecumseh Road East Suite 300, Windsor, Ontario, N8T 1G2, Canada. No shares beneficially owned by any executive officer or director have been pledged as security.

Name	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock(1)
Directors and Executive Officers
Bahige (Bill) Chaaban	8,912,361	35.4%
Joseph Byrne	1,277,142	5.1%
Richard Boswell	4,528,571	18.0%
Brian Payne	774,285	3.1%
Harold Aubrey de Lavenu	20,000	*
Ameen Ferris	20,000	*
Donald Strilchuck	1,020,000	4.1%
Alex Tarrabain	48,571	*
All executive officers and directors as a group (8 persons)	16,600,930	66.0%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	Based on 25,164,243 shares of common stock issued and outstanding as of March 31, 2018.

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

As a Canada corporation operating in the Province of Ontario, we are subject to the federal laws of Canada and the provincial laws of Ontario  (“Canadian law"). Certain provisions of Canadian law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties.  Under Canadian law our directors and officers have a fiduciary duty to act honestly and in good faith in the best interests of the company. In determining whether they are acting in the best interests of the company, directors may consider the interests of various stakeholders, including  the interests of our shareholders, employees, suppliers, creditors and customers. They can also consider the long-term and short-term interests of the company and our shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws . Under Canadian law, our board of directors may adopt, alter, amend, or repeal and replace our bylaws, however, any such change requires the approval of  the shareholders of the company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Loan Agreements

Mr. Chaaban has made several loans to the Company:

●	In December 2014, a loan of $113,348 which bears interest at 10% per annum and is unsecured. This note was due December 31, 2015 but it has been extended until December 31, 2018.

●	In 2015, several notes aggregating $110,818 which bears interest at 10% per annum. These notes are due December 31, 2018.

●	In 2016, Bill Chaaban made four additional loans with an aggregate principal balance of approximately $13,257 which bears interest of 10% per annum. These notes are due December 31, 2018.

●	Two convertible notes totaling $1,388,121 which bear interest at 12% per annum. These notes are due in September, 2018 and have conversion options totaling 867,576 common shares.

On July 12, 2017, the Company elected Harold Aubrey de Lavenu, Alex Tarrabain, and Joe Byrne to serve as Directors on the Board. These individuals hold long term convertible notes payable issued prior to their election of $1,050,000, $48,000, and $224,191, respectively. The notes payable to Harold and Alex bear interest at 5% and the notes payable to Joe bear interest at 12% per annum and are convertible to common shares with various maturity dates.

During 2014 and 2016, a former director of Creative Edge Nutrition, Inc., the former parent company, made loans with an aggregate principal balance of $601,500 which bear interest at 10% per annum. These notes are due December 31, 2018.

During October 2017, R&D Labs Canada, Inc, whose President is Bill Chaaban and which is owned by Mr. Chaaban’s spouse, made a loan of $300,000 to the Company which bears interest at 8% per annum. This note is due October 2, 2019.

Leases

The Company leases the office space in Windsor, Ontario from R&D Labs Canada, Inc., whose President is Bill Chaaban

Controlling Interest in Cen Biotech Ukraine.

On December 14, 2017, the Company entered into a Controlling Interest Purchase Agreement (the “Agreement”) with Bahige (Bill) Chaaban and Usamakh Saadikh (the “Sellers”).

Under the terms of the Agreement, the Company will acquire (the “Acquisition”) 51% of the outstanding equity interests in Cen Biotech Ukraine LLC (“Cen Ukraine”), a corporation that is organized and has its principal offices in Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of April 16, 2018. The Acquisition was unanimously approved by the independent members of the Board of Directors of the Company. Consummation of the Acquisition is subject to the conditions specified in the Agreement, including the receipt by the Company of the audited financial statements of Cen Ukraine, prepared in accordance with U.S. GAAP.

Advances to Cen Biotech Ukraine

There are advances of $775,328 and $425,328 to CEN Ukraine as of December 31, 2017 and 2016, respectively.

Other

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments through 2026.

During the years ended December 31, 2017 and 2016, the Company incurred consulting fees with certain board members and officers totaling $767,249 and $24,000, respectively. As of December 31, 2017 and 2016, $11,986 and $62,994, respectively, was payable to these related parties for consulting charges.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). See “Directors, Executive Officers and Corporate Governance”—“Director Independence”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services in connection with statutory and regulatory filings including reviews of our interim financial statements. The Company paid Thayer O’Neal audit fees amounting to $74,377 in 2017 and $44,412 in 2016.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no audit related fees paid during 2016 and 2017.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. The Company paid Gerald Duthie tax fees amounting to $12,594 in 2017 and $11,383 in 2016.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this Annual Report on Form 10-K are as follows:

a.     Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Cen Biotech, Inc. (1)

3.2	By-Laws of Cen Biotech, Inc. (1)

4.1	Promissory Note, dated December 15, 2014, between Cen Biotech, Inc., Cen Biotech II, Inc. and Global Holdings International, LLC.(1)

4.2	Loan Extension Agreement, dated June 30, 2015, between Cen Biotech, Inc. and Global Holdings International, LLC. (1)

4.3	Promissory Note, dated December 24, 2014, between Cen Biotech, Inc. and Bill Chaaban. (1)

10.1	Commercial Lease Agreement, dated January 1, 2017, between Jamaal Shaban and Cen Biotech,Inc. *

10.2	Master Separation and Distribution Agreement, dated November 30, 2015, between Creative Edge Nutrition, Inc. and Cen Biotech, Inc. (1)

10.3	Executive Employment Agreement, effective as of November 30, 2017, between Bahige (Bill) Chaaban and Cen Biotech, Inc. (2)

10.4	Executive Employment Agreement, effective as of November 30, 2017, between Joseph Byrne and Cen Biotech, Inc. (2)

10.5	Executive Employment Agreement, effective as of November 30, 2017, between Richard Boswell and Cen Biotech, Inc. (2)

10.6	Executive Employment Agreement, effective as of November 30, 2017, between Brian Payne and Cen Biotech, Inc. (2)

10.7	Cen Biotech, Inc. 2017 Equity Compensation Plan,(2)

10.8	Form of Restricted Stock Agreement for U.S. Persons under Cen Biotech, Inc. 2017 Equity Compensation Plan .(2)

10.9	Form of Restricted Stock Agreement for Canadian Persons under Cen Biotech, Inc. 2017 Equity Compensation Plan .(2)

10.10	Share Purchase Agreement, dated as of December 11, 2017, between Bahige (Bill) Chaaban and the Cen Biotech, Inc.(3)

10.11	Controlling Interest Purchase Agreement, dated as of December 14, 2017, dated December 14, 2017 between the Cen Biotech, Inc., Bahige (Bill Chaaban) and Usamakh Saadikh.(4)

10.12	Agreement to Lease, dated October 1, 2017 between R&D Labs Canada Inc. and CEN Biotech Inc.*

10.13	Mutual Consent to Terminate Agreement, dated September 1, 2013 between Jamaal Jime Shaban and CEN Biotech Inc. *

21.1	Subsidiaries of Cen Biotech, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

XBRL

Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 ___________________

*Filed herewith.

(1) Filed as an exhibit to the Form 10 of the Company filed January 4, 2016.

(2) Filed as an exhibit to the Current Report on Form 8-K of the Company filed December 5, 2017.

(3) Filed as an exhibit to the Current Report on Form 8-K of the Company filed December 12, 2017.

(4) Filed as an exhibit to the Current Report on Form 8-K of the Company filed December 14, 2017.

b.     Financial Statement Schedules

None

ITEM 16. FORM 10-K SUMMARY

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2018	By:	/s/ Joseph Byrne
Joseph Byrne
Chief Executive Officer

Consolidated Financial Statements:

Contents	Page

Report of Independent Registered Public Accounting Firms	39

Consolidated Balance Sheets	41

Consolidated Statements of Operations	42

Consolidated Statements of Cash Flows	44

Consolidated Statements of Shareholders’ Deficit	43

Notes to the Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CEN Biotech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CEN Biotech, Inc. and subsidiary (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments described in Note 24 that were applied to restate the 2016 consolidated financial statements to correct an error.  In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2016 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2016 consolidated financial statements taken as a whole.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company also had an accumulated deficit of $28,124,692 at December 31, 2017. The Company is dependent on obtaining necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue their operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2018.

New York, New York

April 16, 2018

To the Board of Directors

CEN Biotech, Inc.

Lakeshore, Ontario, Canada

We have audited, before the effects of the adjustments for the change described in Note 24, the consolidated balance sheet of Cen Biotech, Inc. as of December 31, 2016, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (the 2016 consolidated financial statements before the effects of the adjustments discussed in Note 24 are not presented herein). The 2016 consolidated financial statements are the responsibility of the company's management.

Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the change described in Note 24, the 2016 consolidated financial statements present fairly, in all material respects, the consolidated financial position of Cen Biotech, Inc. as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. We were not engaged to audit, review, or apply any procedures to the adjustments for the change described in Note 24 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Mazars USA, LLP.

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

Houston, Texas

April 16, 2017

CEN BIOTECH, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016 (As restated – Note 24)
ASSETS
Current assets
Cash and cash equivalents	$84,978	$62,381

Property, plant and improvements
Property and equipment, net	14,576	16,343
Improvements in process	1,430,839	1,270,115
Other assets
Other receivables	222,562	-
Note receivable - related party	44,859	-
Deferred lease expense	217,210	-
Advances to CEN Biotech Ukraine LLC - related party	775,328	425,328
Intangible assets, net	6,230,583	6,655,396

Total assets	$9,020,935	$8,429,563

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$92,842	$157,055
Accounts payable – related parties	11,986	62,994
Loans payable	9,981,883	9,962,287
Loans payable – related parties	838,923	846,448
Convertible notes payable	1,461,979	-
Convertible notes payable- related parties	2,210,313	-
Accrued interest	4,540,692	2,567,856
Accrued interest – related parties	592,901	256,762
Accrued expenses	295,874	840,582

Total current liabilities	20,027,393	14,693,984

Patent acquisition liability	5,000,000	5,000,000
Loans payable – related parties, less current portion	300,000	-
Convertible notes, less current portion	2,208,193	569,412
Convertible notes - related parties, less current portion	500,000	2,210,313

Total liabilities	28,035,586	22,473,709

Commitments and contingencies

Shareholders’ deficit

Special Voting Shares; unlimited authorized shares; No shares issued or outstanding at December 31, 2017, 100,000 issued and outstanding as of December 31, 2016, respectively.	-	10

Common stock; unlimited authorized shares; 21,169,343 and 6,851,843 issued and outstanding as of December 31, 2017 and 2016, respectively. No par value.	-	-

Additional paid-in capital	9,110,041	82

Accumulated deficit	(28,124,692)	(14,044,238)

Total shareholders’ deficit	(19,014,651)	(14,044,146)

Total liabilities and shareholders’ deficit	$9,020,935	$8,429,563

CEN BIOTECH, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended December 31

	2017	2016 (As restated – Note 24)

Operating expenses
Consulting fees	$477,747	$195,739
Consulting fees – related parties	767,249	24,000
Stock based compensation	7,777,900	-
General and administrative	2,591,331	967,623
Impairment of leasehold improvements	-	4,835,596
Impairment expense	-	567,133

Total operating expenses	11,614,227	6,590,091

Loss from operations	(11,614,227)	(6,590,091)

Other (expense) income
Interest expense	(2,040,963)	(1,344,410)
Interest expense – related parties	(336,139)	(256,762)
Foreign exchange loss	(89,125)	(47,539)
Other income	-	2,321

Other expense, net	(2,466,227)	(1,646,390)

Net loss	$(14,080,454)	$(8,236,481)

Net Loss Per Share: Basic and diluted	$(1.68)	$(1.20)

Weighted Average Number of Shares Outstanding Basic and diluted	8,404,391	6,851,843

CEN BIOTECH, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders’ Deficit

		Special
		Preferred		Common	Additional		Total
	Preferred	Shares	Common	Shares	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, January 1, 2016	100,000	$10	6,851,843	$-	$82	$(5,807,757)	$(5,807,665)

Net loss	-	-	-	-	-	(8,236,481)	(8,236,481)

Balances, December 31, 2016 (as restated – Note 24)	100,000	10	6,851,843	-	82	(14,044,238)	(14,044,146)

Issuance of restricted stock awards	-	-	18,280,000	-	9,365,100	-	9,365,100

Distribution (See Note 15)	-	-	-	-	(255,141)	-	(255,141)

Special voting shares repurchased	(100,000)	(10)	-	-	-	-	(10)

Net loss	-	-	-	-	-	(14,080,454)	(14,080,454)

Balances, December 31, 2017	-	$-	25,131,843	$-	$9,110,041	$(28,124,692)	$(19,014,651)

CEN BIOTECH, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31

	2017	2016 (as restated – Note 24)
Cash flows from operating activities
Net loss	$(14,080,454)	$(8,236,481)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,767	1,325
Amortization	424,813	141,604
Impairment expense	-	5,402,729
Stock-based compensation - employees	7,777,900	-
Stock-based compensation - non-employees	1,587,200	-
Non-cash interest expense	1,972,836	1,344,559
Non-cash interest expense – related parties	336,139	256,612
Deferred lease expense	54,302	-
Security deposit loss	-	7,265
Foreign exchange loss	89,125	47,539
Changes in operating assets and liabilities which provided (used) cash
Other receivable	(222,562)	-
Accounts payable	(75,147)	(9,057)
Accounts payable – related parties	(51,008)	(12,006)
Accrued expenses	8,227	352,069

Net cash used in operating activities	(2,176,862)	(703,842)

Cash flows from investing activities
Advance on business acquisition	(350,000)	(425,328)
Leasehold improvements in progress	(160,724)	-
Purchase of light patent	-	(7,841)

Net cash used in investing activities	(510,724)	(433,169)

Cash flows from financing activities
Issuance of loans payable – related parties	-	28,964
Repayment of loans payable – related parties	(10,000)	-
Issuance of convertible notes	2,220,193	569,412
Issuance of convertible notes - related parties	500,000	598,000
Preferred stock buy-back	(10)	-

Net cash provided by financing activities	2,710,183	1,196,376

Net increase in cash and cash equivalents	22,597	59,365

Cash and cash equivalents, beginning of year	62,381	3,016

Cash and cash equivalents, end of year	$84,978	$62,381

Supplemental cash flows disclosures
Cash paid for interest	$68,127	$-

Non-cash transactions - investing and financing activities
Conversion of rents due to convertible loan	$271,512	$-
Accrued expense converted to convertible loans	$552,935	$-
Acquisition of equipment in exchange for loan payable from R&D Labs, a related party	$300,000	$-
Sale of equipment in exchange for note receivable - related party	$44,859	$-
Distribution	$255,141	$-
Loans payable- related parties reclassified to convertible notes - related parties	$-	$1,357,484
Accrued interest reclassified to convertible notes payable - related parties	$-	$254,829
Accrued expense reclassified to convertible notes payable	$-	$105,206
Patent acquisition:
Construction in progress exchanged for patent	$-	$1,096,816
Land exchanged for patent	-	1,064,651
Liability related to patent acquisition	-	5,000,000
Loans payable exchanged for patent	-	194,825
Patent acquired with above consideration	$-	$7,356,292

CEN BIOTECH, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

(All amounts are in US dollars unless otherwise stated.)

NOTE 1 – NATURE OF BUSINESS

CEN Biotech, Inc. (“CEN”) was incorporated in Canada on August 4, 2013 as a subsidiary of Creative Edge Nutrition, Inc. (“Creative”), a public company incorporated in Nevada. Creative distributed the shares of CEN common stock on a pro rata basis to the Creative shareholders (“Spin Off Distribution”) on February 29, 2016, at which time CEN became a stand-alone public company. The Spin Off Distribution resulted in the recording of a net shareholders’ deficit of $5,807,665 as a result of the liabilities exceeding the assets. Due to common control and the related party nature of the transaction, the transaction was recorded as if the transaction occurred on January 1, 2016 at the carrying value of CEN.

The consolidated financial statements also include the accounts of CEN Holdings, Inc. (“CEN Holdings”), a Michigan corporation that was incorporated on May 13, 2016 as a wholly-owned subsidiary of the Company and was dissolved on March 20, 2017. The consolidated financial statements also include the accounts of Eastern Starr Biotech, Inc. (“Eastern Starr”), a Georgia corporation that was acquired on August 22, 2017 as a wholly-owned subsidiary of CEN. Intercompany account balances and transactions are eliminated in the consolidated financial statements.

Prior to the Spin Off Distribution on February 29, 2016, CEN initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its state-of- the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario. On March 11, 2015, CEN’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. CEN filed an action against the Attorney General of Canada in the Ontario Superior Court of Justice.

CEN is focused on the manufacturing, production and development of products within the cannabis industry, including the lighting technology, hemp products and medical marijuana. CEN intends to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

CEN’s consolidated financial statements include the accounts of CEN, CEN Holdings, and Eastern Starr (collectively, the “Company”). CEN Holdings’ purpose was to ease and facilitate US banking transactions. Eastern Starr’s purpose is to facilitate future growth opportunities in the LED lighting sector. All material intercompany transactions are eliminated in consolidation.

Basis of Accounting

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The functional currency of the Company is the U.S. dollar.

Use of Estimates and Assumptions

The accompanying consolidated financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements (including intangible assets), and the reported amounts of expenses during the reporting period, including stock-based compensation. Accordingly, actual results may differ from those estimates.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, which range from 5 to 7 years.

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

The Company reviews long-lived assets to assess recoverability using undiscounted cash flows. When certain events or changes in operating or economic conditions occur, an impairment assessment is performed on the recoverability of the carrying value of these assets. If the asset is determined to be impaired, the loss is measured based on the difference between the asset's fair value and its carrying value. If quoted market prices are not available, Cen estimates fair value using a discounted value of estimated future cash flows.

Intangible Assets

Intangible assets include a patent with a definite useful life and is amortized over 16 years. Management annually reviews this asset for impairment whenever events or changes in circumstances indicate the related carrying amount may not be recoverable.

Impairment of Long-Lived Assets

A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. There were no impairment charges taken during the year ended December 31, 2017. See Note 6 for impairment charges taken in 2016 related to leasehold improvements.

Revenue Recognition

Once the Company commences operations, it is expected that revenues will generally recognized at the time finished products are shipped or upon the performance of services. Revenues from service contracts will be recognized ratably over the term of the contract. The Company may have certain sales programs which, under specified conditions, may enable customers to return product. The Company will establish liabilities for estimated returns and allowances at the time of shipment. In addition, accruals for customer discounts and rebates will be provided when sales are recognized. The Company generated no revenue in 2017 or 2016.

Research and Development Expenditures

CEN expenses all research and development expenses when incurred. Research and development expenses were not material in 2017 or 2016.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities.

Foreign Currency Transactions and Balances

Foreign currency transactions in Canadian dollars are converted in the Company’s consolidated financial statements to U.S. dollars at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are subsequently remeasured at the balance sheet date exchange rate into the functional currency. All gains and losses resulting from the settlement of foreign currency transactions and from the re-measurement of monetary assets and liabilities denominated in foreign currencies are included in the consolidated statements of operations.

Stock-Based Compensation

The fair value of restricted stock awards granted to employees is determined on the grant date and compensation is recognized ratably over the requisite service period equal to the fair value of the award.

The Company accounts for restricted stock awards issued to non-employees in accordance with authoritative guidance (ASC Topic 505-50 Equity-based Payments to Non-Employees). All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument is the earlier of (i) the date of grant if nonforfeitable and fully vested, or (ii) the date the non-employee’s performance is completed and there is no further associated performance commitment. The fair value of unvested equity instruments granted to non-employees is re-measured at each reporting date, and the resulting change in value, if any, is recognized as expense during the period the related services are rendered. The expense is recognized in the same manner as if we had paid cash for the services provided by the non-employees.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For 2017 and 2016, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

Reclassification

As a result of certain related party relationships formed in 2017, certain amounts in the 2016 consolidated financial statements, including accrued interest, convertible notes payable, and the related interest expense, have been reclassified to conform with the 2017 presentation.

NOTE 3 – NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

FASB Accounting Standards Update (“ASU”) 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting

On January 1, 2017, we adopted the amendments to accounting standards codification (“ASC”) 718 which simplify accounting for share-based payment transactions. Prior to this amendment, excess tax benefits resulting from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting were not recognized until the deduction reduced taxes payable. Under the new method, we will recognize excess tax benefits in the current accounting period. In addition, prior to January 1, 2017, the employee share-based compensation expense was recorded net of estimated forfeiture rates and subsequently adjusted at the vesting date, as appropriate. As part of the amendment, we have elected to recognize the actual forfeitures by reducing the employee share-based compensation expense in the same period as the forfeitures occur.

Accounting Standards Issued But Not Yet Adopted

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company is currently evaluating the standard to determine the impact of its adoption on its consolidated financial statements. The Company will record a right-of-use asset and a lease liability upon adoption.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to mainly change the accounting for investments in equity securities and financial liabilities carried at fair value as well as to modify the presentation and disclosure requirements for financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company believes that the adoption of this pronouncement will not have an impact on the Company’s financial statements.

In May 2014, the FASB issued an ASU which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is still in its startup phase and is not generating revenues at this time; therefore, this standard will have no impact on its consolidated financial statements until such time as revenues are generated. When revenues are generated, the Company will follow the provisions of the new standard.

NOTE 4 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $28,124,692 at December 31, 2017, and had no committed source of debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including a note that is in default and is secured by the Company’s equipment, as described in Note 9. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following as of December 31:

	2017	2016

Furniture and equipment	$17,668	$17,668
Accumulated depreciation	(3,092)	(1,325)

Net furniture and equipment	$14,576	$16,343

Depreciation expense was $1,767 and $1,325 for the years ended December 31, 2017 and 2016, respectively.

NOTE 6 – IMPROVEMENTS IN PROCESS

Property and improvements in development as of December 31, 2017 and 2016, consists entirely of improvements to leased facilities at 20 North Rear Road. These represent the capitalized costs the Company incurred in constructing the improvements.

At this time, the Company cannot make the final additions that will be necessary for the sites to function as growing spaces. Although there are currently grow rooms outfitted and ready to grow.

An impairment assessment as of December 31, 2016 concluded the investment at 20 North Rear Road was substantially impacted by the changes in Canada’s MMPR and the Company reported impairment charges of $4,835,596 in 2016 based upon the assessment related to specialty use elements of the improvements. As of December 31, 2017, there is no impairment expense recognized.

NOTE 7 – ADVANCES TO CEN BIOTECH UKRAINE

During 2017 and 2016, the Company made advances of $350,000 and $425,328, respectively, to CEN Biotech Ukraine, a related party, (see Note 15). The advances are unsecured, non-interest bearing, and are due on demand.

NOTE 8 – INTANGIBLE ASSETS

On September 12, 2016, the Company executed an agreement to acquire assets, including a patent related to LED Lighting, from Tesla Digital, Inc., a Canadian Corporation, and Stevan (Steve) Pokrajac.

Material consideration given by Company was: (a) Shares of CEN common stock equal to $5 million upon commencement of public trading (b) The transfer of real properties located at 135 North Rear Road, Lakeshore, Ontario, Canada having a fair value of $2,161,467 and 1517-1525 Ridge Road having a purchase cost (including other related disbursements) to the Company of $202,666.

The patent intangible remains in escrow in the name of Tesla Digital, Inc. until full settlement of the terms of the agreement. In the interim, CEN has the rights to use the patented technology.

In March 2018, the agreement was amended to fix the $5 million consideration to one million shares of CEN common stock.

In addition, the Company will employ Stevan Pokrajak in connection with the development of the acquired technology with compensation equal to $200,000 per year, commencing with the start of operations.

The Company intends to explore using the patented LED Lighting Technology across manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired, other than the patent, included certain machinery and raw materials, which were old and non-functioning and accordingly, had no fair value.

The intangible assets consists of the following as of December 31:

	2017	2016

Lighting patent	$6,797,000	$6,797,000
Accumulated amortization	(566,417)	(141,604)

Net	$6,230,583	$6,655,396

As a result of the transaction the land was impaired by $567,133. As of December 31, 2017, there is no impairment expense recognized.

The lighting patent is being amortized straight-line over approximately 16 years. Expected amortization expense is $424,813 per year through 2031, with the remaining $283,201 to be amortized in 2032.

NOTE 9 – LOANS PAYABLE

Loans payable consist of the following at December 31, 2017 and 2016:

	2017	2016
Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note is secured by the Company's equipment.	$9,675,000	$9,675,000

Mortgage payable to ARG & Pals, Inc., for the original amount of CAD $385,000. The mortgage bears interest at 22% per annum, with an extended maturity date of September 21, 2018.	306,883	287,287

Total loans payable (all current)	$9,981,883	$9,962,287

We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $11,000.

NOTE 10 – LOANS PAYABLE- RELATED PARTY

Loans payable - related party consists of the following at December 31:

	2017	2016
Related party loan payable to Bill Chaaban, President of CEN, bears an interest at 10% per annum. This is an unsecured loan with a maturity date of December 31, 2018.	$237,423	$244,948

Related party loan payable to a former director of Creative, former parent company, bears interest at 10% per annum. This is an unsecured loan with a maturity date of December 31, 2018.	601,500	601,500

Related party loan payable to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the President of CEN, bearing interest at 8% per annum. This is an unsecured loan with a maturity date of October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	-

Total loans payable - related party	1,138,923	846,448
Less: current portion	838,923	846,448

Long-term portion loans payable - related party	$300,000	$-

Accrued interest was $248,100 and $158,290 as of December 31, 2017 and 2016, respectively. Interest expense attributable to related party loans was $89,892 and $84,329 in 2017 and 2016, respectively.

NOTE 11 – CONVERTIBLE NOTES

	2017	2016
Convertible note payable, bearing interest at 7% per annum with conversion rights for 335,833 common shares. This is due on demand.	$880,567	$-

Convertible notes payable to multiple private investors bearing an interest at 5% annum with conversion rights for 2,790,584 common shares, maturing at various dates between April 2018 and December 2019.	2,789,605	569,412

Total convertible notes payable	3,670,172	569,412
Less current portion	1,461,979	-

Convertible notes payable, less current portion	$2,208,193	$569,412

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. As of December 31, 2017, these notes are convertible into a total of 3,126,417 common shares.

NOTE 12 – CONVERTIBLE NOTES - RELATED PARTY

Convertible notes - related party consists of the following at December 31:

	2017	2016
Convertible note due to Bill Chaaban, President of CEN, which bears an interest at 12% per annum. This note is convertible to 871,576 common shares with a maturity date of December 31, 2018.	$1,388,122	$1,388,122

Convertible notes due to Harold Aubrey de Lavenu, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 550,000 common shares with maturity dates between May 2018 and Feb 2019.	1,050,000	550,000

Convertible note due to Alex Tarrabain, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 30,000 common shares with a maturity date of October 26, 2018.	48,000	48,000

Convertible notes due to Joseph Byrne, CEO of CEN, bearing interest at 12% per annum. This note is convertible to 140,120 common shares with a maturity date of August 17, 2018.	224,191	224,191

Total convertible notes payable - related party	2,710,313	2,210,313
Less current portion	2,210,313	-

Convertible notes payable - related party, less current portion	$500,000	$2,210,313

Accrued interest was $344,801 and $98,472 as of December 31, 2017 and 2016, respectively. Interest expense attributable to related party convertible notes was $246,247 and $172,433 in 2017 and 2016, respectively.

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. As of December 31, 2017, these notes are convertible into a total of 1,591,696 common shares.

NOTE 13 – INCOME TAXES

A reconciliation of the effective tax rate of the income tax benefit and the statutory income tax rates applied to the loss before income taxes is as follows for the years ended December 31:

	2017	2016

Income tax benefit at Canadian statutory rate	26.5%	26.5%
Valuation allowance	(26.5%)	(26.5%)

Effective income tax rate	0%	0%

As of December 31, 2017, the Company has net operating loss carry forwards of approximately $11,500,000 that may be available to reduce future years’ taxable income. Such carry forwards typically expire after 20 years. The Company currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, because the Company believes that it is more likely than not that the carryforwards will expire unused and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the years ended December 31:

	2017	2016

Deferred tax asset - net operating losses	$5,900,000	$2,000,000
Deferred tax asset valuation allowance	(5,900,000)	(2,000,000)

Net deferred tax asset	$-	$-

All other temporary differences are immaterial both individually and in the aggregate to the consolidated financial statements.

Company management analyzes its income tax filing positions in Canadian federal and provincial jurisdictions where it is required to file income tax returns, for all open tax years in these jurisdictions, to identify potential uncertain tax positions. As of December 31, 2017, there are no uncertain income tax positions taken or expected to be taken that would require recognition of a liability or disclosure in the consolidated financial statements. The Company is subject to routing audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Generally, the Company is no longer subject to income tax examinations for years prior to 2014.

NOTE 14 – SHAREHOLDERS’ DEFICIT

The Company is authorized to issue an unlimited number of common shares and an unlimited number of special voting shares. Common shares have no par value.

Prior to the Spin-off, the Company issued 75 shares of common stock for $75 cash. On December 18, 2013, the Company authorized 6,999,925 shares of common stock for $7 cash. Initially, all shares of common stock were held by Creative. Creative distributed the shares of CEN common stock on a pro rata basis to the Creative shareholders on February 29, 2016 at which time CEN became an independent public company. The final number of shares issued was 6,851,843.

In addition, in December 2014 the Company’s President received 99,286 shares of special voting shares. On December 11, 2017, CEN entered into a share repurchase agreement with the Company's President, pursuant to which the Company repurchased from Mr. Chaaban 99,286 shares of special voting stock in the capital of the Company, at a purchase price in the aggregate amount of $9.93. Each share of the special voting stock was entitled to 500 votes. Accordingly, all of the special voting stock owned by Mr. Chaaban has been redeemed and retired.

As of December 31, 2017, 4,718,113 shares of common stock are committed to the holders of the convertible notes.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has received loans from several related parties, as described above in Notes 10 and 12.

There are advances of $775,328 and $425,328 to CEN Ukraine as of December 31, 2017 and 2016, respectively. CEN Ukraine was founded by Bill Chaaban. Prior to December 3, 2017, Bill Chaaban directly owned 51% of CEN Ukraine. Subsequent to December 3, 2017, Mr. Chaaban directly owned 25.5% of CEN Ukraine. CEN Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Ukraine. On December 14, 2017, the Company entered into a controlling interest purchase agreement with Bill Chaaban and another shareholder of CEN Ukraine for 51% of the outstanding equity interests of CEN Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of April 16, 2018.

On July 12, 2017, the Company’s Shareholders elected individuals to serve as Directors on the Board. These individuals hold long-term convertible notes payable issued prior to the election. All notes payable bear interest at 5% per annum and are convertible to common shares with various maturity dates. They became related parties when they were elected.

During the years ended December 31, 2017 and 2016, the Company incurred consulting fees with certain Board Members and Officers totaling $767,249 and $24,000, respectively. As of December 31, 2017 and 2016, $11,986 and $62,994 was payable to these related parties for consulting charges.

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments through 2026. Due to the related party relationship between CEN and R&D Labs Canada, Inc, via Bill Chaaban, the loss on the transaction was considered to be an equity transaction and therefore was included as a distribution of paid-in capital within the consolidated statements of shareholders’ equity.

NOTE 16 – LEASE (INCLUDING RELATED PARTIES)

The Company paid $1,064,651 in 2014 in order to acquire 135 North Rear Road, which was intended to serve as an office and an experimental growing space for the Company. This amount was capitalized as an asset in the 2015 balance sheet as land.    In September 2016, this property was exchanged in a transaction to acquire a technology patent (see Note 8 for details).

The Company leases 20 North Rear Road, a 10.4 acre site of land in Canada, through a sublease from a relative of the Company’s President. There are two buildings on the site – one of 27,000 square feet and one of 53,000 square feet. There is also a 4,000 square foot vault for security purposes. The Company constructed improvements to this property, including structures and equipment for growing marijuana, security fencing required for licensing as a marijuana producer, and other infrastructure.

The 20 North Rear Road lease agreement began on September 1, 2013 and required annual rent payments of CAD $339,000, including tax. At December 31, 2016, the balance sheet included accrued rent of $552,934, owed to Jamaal Shaban (“Lessor”), cousin of Bill Chaaban. Concurrently, the Lessor had fallen behind on a mortgage payable on the property. Effective January 2017, the Company entered into agreements to terminate the initial lease, enter into a convertible debt note with the Lessor’s creditor, and begin a new lease agreement for the same property. The new lease agreement calls for monthly rental payments of CAD $4,000 plus taxes for a period of five years. In exchange, the Company issued a debt of $824,446 in satisfaction of the accrued rent and future rent. The lease has been accounted for as an operating lease, and the amount of the note in excess of the accrued rent is treated as a deferred lease asset amortized over the 5-year lease. During 2017, lease expenses of $105,332 related to this agreement were recognized within general and administrative expenses.

Amounts due at December 31, 2017 for the remaining four years of the lease are as follows:

Year	Amount
2018	$38,261
2019	38,261
2020	38,261
2021	38,261

Total	$153,044

The Company also leases office space in Windsor, Ontario from R&D Labs Canada, Inc., whose president is Bill Chaaban. Under the lease agreement effective October 1, 2017, monthly rents of CAD $2,608 are due through September 2022, at which point monthly rents of CAD $3,390 are due. During 2017, lease expenses of approximately $6,000 related to this agreement were recognized within general and administrative expenses.

Amounts due at December 31, 2017 for the next five years and thereafter of the lease are as follows:

Year	Amount
2018	$24,946
2019	24,946
2020	24,946
2021	24,946
2022	26,816
Thereafter	154,024

Total	$280,624

NOTE 17 – STOCK BASED COMPENSATION

Adoption of Equity Compensation Plan

On November 29, 2017, the Board adopted the 2017 Equity Compensation Plan (the “Plan”) providing for the granting of options to purchase shares of common stock, restricted stock awards and other stock-based awards to directors, officers, employees, advisors and consultants. The Company reserved 20,000,000 shares of common stock for issuance under the Plan. The Plan is intended to provide equity incentives to persons retained by our Company.

Employment Agreements

On November 30, 2017, employment agreements were entered into with four key members of management:

•     Under the Employment Agreement with Bahige (Bill) Chaaban, President of the Company, Mr. Chaaban will receive compensation in the form of a base annual salary of $31,200 and a grant of 8,750,000 shares of restricted stock of the Company, of which 7,400,000 vested immediately and the remaining vesting ratably each month over the next 36 months.

•

Under the Employment Agreement with Joseph Byrne, Chief Executive Officer of the Company, Mr. Byrne will receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 shares of restricted stock of the Company, of which 325,000 vested immediately and the remaining vesting ratably each month over the next 36 months.

•

Under the Employment Agreement with Richard Boswell, Senior Executive Vice President and Chief Financial Officer of the Company, Mr. Boswell will receive compensation in the form of a base annual salary of $31,200 and a grant of 4,500,000 shares of restricted stock of the Company, of which 4,140,000 vested immediately and the remaining vesting ratably each month over the next 36 months.

•

Under the Employment Agreement with Brian Payne, Vice President of the Company, Mr. Payne will receive compensation in the form of a base annual salary of $31,200 and a grant of 750,000 shares of restricted stock of the Company, of which 300,000 vested immediately and the remaining vesting ratably each month over the next 36 months.

Equity Compensation Grants

On November 30, 2017, the Company granted a one-time equity award (“Equity Award”) of 20,000 restricted shares of the Company’s common stock pursuant to a Restricted Stock Agreement, to each of the following executives and directors of the Company: Bahige “Bill” Chaaban, Chairman of the Board and President of the Company; Joseph Byrne, Chief Executive Officer and Director; Richard Boswell, Senior Executive Vice President, Chief Financial Officer and Director; Brian Payne, Vice President and Director; Donald Strilchuck, Director; Harold Aubrey de Lavenu, Director; Alex Tarrabain, Director; and Ameen Ferris, Director. The Equity Awards vested immediately.

In addition, as part of this one-time equity award, Donald Strilchuck, Director, received an additional 1,000,000 restricted shares of the Company's common stock for security consulting services, of which 550,000 vested immediately and the remaining vesting ratably each month over the next 36 months. Other individuals received a total of 1,870,000 restricted shares of the Company's common stock for consulting services performed, of which 1,330,000 vested immediately and the remaining vesting ratably each month over the next 36 months. The expense related to the restricted stock awarded to non-employees for services rendered was recognized on the grant date.

Restricted Stock Awards

The grant-date fair value of the restricted shares noted in the employment agreements and equity compensation grants sections above was $11,333,600. The grant-date fair value is calculated utilizing an enterprise valuation model as of the date the awards are granted. During 2017, 14,317,500 of these shares vested, with the remaining restricted stock units of 3,962,500 shares vesting pro-rata over the requisite service period, which is generally three years from the grant-date. Non-vested restricted stock awards participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

Compensation expense, broken out by allocation, recognized in connection with the restricted stock awards was as follows for the year ended December 31, 2017:

Stock Based Compensation	$7,777,900
Professional fees	806,000
Security consulting - related party	620,000
Legal	161,200

$9,365,100

Restricted stock award activity for the year ended December 31, 2017 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term (Years)
Non-vested at January 1, 2017	-	-
Granted	18,280,000	$0.62	3
Vested	(14,317,500)	$0.62
Forfeited	-	-
Non-vested at December 31, 2017	3,962,500	$0.62	2.92

The fair value of the restricted stock grants was based on the valuation of a third-party specialist. Unrecognized compensation expense related to restricted stock amounted to approximately $1,968,500 as of December 31, 2017. This expense will be recognized over vesting period of the respective awards.

NOTE 18 – EASTERN STARR

On August 22, 2017, CEN entered into agreement (“Agreement”) with Incumaker, Inc. (“Incumaker”), the sole shareholder of Eastern Starr. Pursuant to the Agreement, CEN purchased all of the outstanding equity interests in Eastern Starr, through consideration in the form of payment made by CEN of approximately $3,000 of Incumaker expenses related to the transaction. The transaction was recorded as an expense in CEN’s books. The transaction was made for the purpose of facilitating growth in the LED lighting sector.

NOTE 19 - OTHER RECEIVABLES

In May 2017, CEN entered into an agreement with Clear Com Media, Inc. ("Clear Com") to provide a line of credit to Clear Com in amounts up to CAD $500,000 ($398,550) through November 8, 2019 (maturity date) at a rate of 2% per annum. No allowance was considered necessary as of December 31, 2017. The agreement was entered into to support the development of technologies that may be of future value to the Company.

NOTE 20 – NET LOSS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of December 31, 2017 and 2016. Common stock equivalents that were excluded for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Convertible debt	2,962,811	646,114

NOTE 21 – CONTINGENCY

In connection with the distribution by Creative of CEN’s common stock on February 29, 2016 and the Form 10 registration statement filed by CEN to register its shares of common stock under the Exchange Act, CEN received comments by the Staff of the Securities and Exchange Commission, including a letter dated May 4, 2016 in which the Staff noted that they “…continue to question the absence of Securities Act registration of the spin-off distribution”. In the event that the distribution of shares of CEN’s common stock was a distribution that required registration under the Securities Act, then the Company could be subject to enforcement action by the SEC that claims a violation of Section 5 of the Securities Act and could be subject to a private right of action for rescission or damages. Based on management’s estimate, any potential liability related to this matter would not be material.

NOTE 22 - SUBSEQUENT EVENTS

Between January to March 2018 CEN raised funds totaling $595,800 through 2-year convertible notes convertible into 372,375 common shares. In addition, other short-term notes were issued totaling $405,000 ($225,000 of which is related party), of which $130,000 was already repaid. These short-term notes bear "interest" in the form of common shares and are subject to extensions. Common share "interest," including extensions totaled 43,400 shares.

On March 29, 2018 Mr. Chaaban assigned notes totaling approximately $236,377, convertible notes totaling $1,388,122 and accrued interest of approximately $345,460 to his spouse. The convertible notes contain conversion options equaling 867,576 shares of Company common stock.

NOTE 23 – FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2017:
Cash and cash equivalents	$84,978	$-	$84,978	$-	$84,978
Other receivables	$222,562	$-	$-	$222,562	$222,562
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech
Ukraine, LLC - related party	$775,328	$-	$-	$775,328	$775,328
Loans payable	$9,981,883	$-	$-	$9,981,883	$9,981,883
Loans payable – related parties	$1,138,923	$-	$-	$-	$-
Convertible notes payable	$3,670,172	$-	$-	$3,831,760	$3,831,760
Convertible notes payable - related parties	$2,710,313	$-	$-	$-	$-

At December 31, 2016:
Cash and cash equivalents	$62,381	$-	$62,381	$-	$62,381
Advances to CEN Biotech
Ukraine, LLC - related party	$425,328	$-	$-	$425,328	$425,328
Loans payable	$9,962,287	$-	$-	$9,962,287	$9,962,287
Loans payable – related parties	$846,448	$-	$-	$-	$-
Convertible notes payable	$569,412	$-	$-	$587,184	$587,184
Convertible notes payable - related parties	$2,210,313	$-	$-	$-	$-

The fair values of the other receivables, note receivable - related party, and advances to CEN Biotech Ukraine, LLC approximates carrying value due to the terms of the instruments.

The fair value of the loans payable approximates carrying value due to the terms of such instruments and applicable interest rates.

The fair value of convertible notes payable is based on the par value plus accrued interest through the date of reporting due to the terms of such instruments and interest rates.

It is not practicable to estimate the fair value of loans payable – related parties and convertible notes payable – related parties due to their related party nature.

NOTE 24 – RESTATEMENT

The net loss reported for 2016 has been increased and shareholders’ deficit as of December 31, 2016 has been increased by $664,456 to reflect the correction of an error identified in previously reported 2016 results, related to the recognition of a liability for a commitment of $5,000,000 worth of common stock to be issued in the future as consideration in the acquisition of the patent intangible described in Note 8. The recognition of the $5,000,000 liability created a corresponding increase in the associated cost basis of the patent. The increase in the value recognized for the patent intangible in 2016 caused an increase in amortization expense and in addition, an impairment charge was then required effective December 31, 2016 to reflect the fair value of the land.

In addition, the Company has restated its previously issued 2016 consolidated financial statements related to an equity transaction for shares issued for services that were not provided, nor were shares actually issued. As a result, net loss was reduced by $10,003 with a corresponding reduction of additional paid-in capital of $10,000 and a $3 reduction in common stock. It was also determined that the common stock was no-par and the associated amounts recorded within common stock was reclassified to additional paid-in capital.

The effect on the Company's previously issued 2016 consolidated financial statements is summarized as follows:

Consolidated Balance Sheet as of December 31, 2016

	Previously Reported	Increase (Decrease)	As Restated

Intangible assets, net	$2,319,852	$4,335,544	$6,655,396
Patent acquisition liability	-	5,000,000	5,000,000
Common stock	85	(85)	-
Additional paid-in capital	10,000	(9,918)	82
Accumulated deficit	(13,389,785)	(654,453)	(14,044,238)

Consolidated Statement of Operations as of December 31, 2016

	Previously Reported	Increase (Decrease)	As Restated

General and administrative	$870,303	$97,320	$967,623
Impairment expense	-	567,133	567,133