Form 10-K/A
period 2017-12-31
CEN BIOTECH INC
filed 2018-04-17
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

The undersigned registrant is filing this Amendment No. 1 to Form 10-K (this “Amendment”) for the sole purpose of including hyperlinks to all exhibits listed in the Exhibit Index included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2018. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

Except as expressly described above and as set forth herein, this Amendment does not modify the Original Annual Report in any way, including, without limitation, to reflect events occurring after the date of, or update any of the disclosures included in, the Original Annual Report. Accordingly, this Amendment should be read in conjunction with the Original Annual Report in all respects.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this Annual Report on Form 10-K are as follows:

a.     Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Cen Biotech, Inc. (1)

3.2	By-Laws of Cen Biotech, Inc. (1)

4.1	Promissory Note, dated December 15, 2014, between Cen Biotech, Inc., Cen Biotech II, Inc. and Global Holdings International, LLC.(1)

4.2	Loan Extension Agreement, dated June 30, 2015, between Cen Biotech, Inc. and Global Holdings International, LLC. (1)

4.3	Promissory Note, dated December 24, 2014, between Cen Biotech, Inc. and Bill Chaaban. (1)

10.1	Commercial Lease Agreement, dated January 1, 2017, between Jamaal Shaban and Cen Biotech,Inc. **

10.2	Master Separation and Distribution Agreement, dated November 30, 2015, between Creative Edge Nutrition, Inc. and Cen Biotech, Inc. (1)

10.3	Executive Employment Agreement, effective as of November 30, 2017, between Bahige (Bill) Chaaban and Cen Biotech, Inc. (2)

10.4	Executive Employment Agreement, effective as of November 30, 2017, between Joseph Byrne and Cen Biotech, Inc. (2)

10.5	Executive Employment Agreement, effective as of November 30, 2017, between Richard Boswell and Cen Biotech, Inc. (2)

10.6	Executive Employment Agreement, effective as of November 30, 2017, between Brian Payne and Cen Biotech, Inc. (2)

10.7	Cen Biotech, Inc. 2017 Equity Compensation Plan,(2)

10.8	Form of Restricted Stock Agreement for U.S. Persons under Cen Biotech, Inc. 2017 Equity Compensation Plan .(2)

10.9	Form of Restricted Stock Agreement for Canadian Persons under Cen Biotech, Inc. 2017 Equity Compensation Plan .(2)

10.10	Share Purchase Agreement, dated as of December 11, 2017, between Bahige (Bill) Chaaban and the Cen Biotech, Inc.(3)

10.11	Controlling Interest Purchase Agreement, dated as of December 14, 2017, dated December 14, 2017 between the Cen Biotech, Inc., Bahige (Bill Chaaban) and Usamakh Saadikh.(4)

10.12	Agreement to Lease, dated October 1, 2017 between R&D Labs Canada Inc. and CEN Biotech Inc.**

10.13	Mutual Consent to Terminate Agreement, dated September 1, 2013 between Jamaal Jime Shaban and CEN Biotech Inc. **

21.1	Subsidiaries of Cen Biotech, Inc.**

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

XBRL

Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 ___________________

*Filed herewith.

**Previously filed as an exhibit to the Original Annual Report.

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

Date: April 17, 2018	By:	/s/ Joseph Byrne
Joseph Byrne
Chief Executive Officer