Form 10-Q
period 2018-03-31
CEN BIOTECH INC
filed 2018-05-21
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

As of May 21, 2018, there were 25,175,243 shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

ITEM 4	MINE SAFETY DISCLOSURE	10

ITEM 5	OTHER INFORMATION	10

ITEM 6	EXHIBITS	10

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There are statements in this quarterly report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “positioned,” “project,” “propose,” “should,” “strategy,” “will,” or any similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Although we believe that our assumptions underlying such forward-looking statements are reasonable, we do not guarantee our future performance, and our actual results may differ materially from those contemplated by these forward-looking statements. Our assumptions used for the purposes of the forward-looking statements made in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development of our lines of business and any products that we may manufacture or sell and our ability to raise additional funding sufficient to implement our strategy, as well as assumptions regarding Canadian and U.S. laws regarding the consumer or retail sale of marijuana products and accessories and the manufacture and distribution of such products and accessories, including zoning and banking regulations. We also assume that we will be able to raise additional capital to fund our operations while we develop a line of business to generate net revenues. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. In light of these numerous risks and uncertainties, we cannot provide any assurance that the results and events contemplated by our forward-looking statements contained in this quarterly report will in fact transpire. These forward-looking statements are not guarantees of future performance. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

ITEM 1.	FINANCIAL STATEMENTS

Contents

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Unaudited Condensed consolidated balance sheets	F-1

Unaudited Condensed consolidated statements of operations	F-2

Unaudited Condensed consolidated statements of cash flows	F-4

Notes to the unaudited condensed consolidated financial statements	F-5

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$427,013	$84,978

Property, plant and improvements, net	1,450,412	1,445,415
Other receivables	368,580	222,562
Note receivable - related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC - related party	775,328	775,328
Deferred lease expense	203,634	217,210
Intangible assets, net	6,124,380	6,230,583

Total assets	$9,394,206	$9,020,935
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$114,644	$104,828
Loans payable	10,023,606	9,981,883
Loans payable – related parties	1,062,877	838,923
Convertible notes payable	2,001,702	1,461,979
Convertible notes payable – related parties	2,710,313	2,210,313
Accrued interest	5,092,434	4,540,692
Accrued interest – related parties	680,447	592,901
Accrued expenses	308,777	295,874

Total current liabilities	21,994,800	20,027,393

Patent acquisition liability	620,000	5,000,000
Loans payable – related parties, less current portion	300,000	300,000
Convertible notes payable, less current portion	2,240,519	2,208,193
Convertible notes payable – related parties, less current portion	-	500,000

Total liabilities	25,155,319	28,035,586

Commitments and contingencies

Shareholders’ deficit
Common stock; unlimited authorized shares; 25,175,243 and 25,131,843 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively. No par value.	-	-
Additional paid-in capital	13,684,349	9,110,041
Accumulated deficit	(29,445,462)	(28,124,692)
Total shareholders’ deficit	(15,761,113)	(19,014,651)
Total liabilities and shareholders’ deficit	$9,394,206	$9,020,935

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017 (As restated – Note 18)
Operating expenses
Consulting fees	$11,985	$90,000
Consulting fees and payroll – related parties	31,200	-
Stock based compensation	167,400	-
General and administrative	441,839	374,731

Total operating expenses	652,424	464,731

Loss from operations	(652,424)	(464,731)

Other income (expense)
Interest expense	(594,503)	(490,217)
Interest expense – related parties	(104,286)	(80,139)
Foreign exchange gain (loss)	30,443	(13,190)

Other expense, net	(668,346)	(583,546)

Net loss	$(1,320,770)	$(1,048,277)

Net Loss Per Share:
Basic and diluted	$(0.05)	$(0.15)

Weighted Average Common Shares Outstanding
Basic and diluted	25,153,061	6,851,843

CEN BIOTECH, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders’ Deficit
(Unaudited)

		Special
		Preferred		Common	Additional		Total
	Preferred	Shares	Common	Shares	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, January 1, 2017	100,000	$10	6,851,843	$-	$82	$(14,044,238)	$(14,044,146)

Net loss	-	-	-	-	-	(1,048,277)	(1,048,277)

Balances, March 31, 2017 (as restated – Note 18)	100,000	$10	6,851,843	-	$82	$(15,092,515)	$(15,092,423)

Balances, January 1, 2018	-	$-	25,131,843	$-	$9,110,041	$(28,124,692)	$(19,014,651)

Patent acquisition liability modification	-	-	-	-	4,380,000	-	4,380,000

Stock-based compensation	-	-	-	-	167,400	-	167,400

Issuance of common stock – interest shares	-	-	43,400	-	26,908	-	26,908

Net loss	-	-	-	-	-	(1,320,770)	(1,320,770)

Balances, March 31, 2018	-	$-	25,175,243	$-	$13,684,349	$(29,445,462)	$(15,761,113)

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017 (as restated – Note 18)
Cash flows from operating activities
Net loss	$(1,320,770)	$(1,048,277)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	442	442
Amortization	106,203	106,203
Stock-based compensation - employees	167,400	-
Non-cash interest expense	561,910	457,892
Non-cash interest expense – related parties	104,286	78,751
Deferred lease expense	13,576	13,576
Foreign exchange (gain) loss	(30,443)	13,190
Changes in operating assets and liabilities which provided (used) cash
Other receivables	(146,018)	-
Accounts payable	14,770	(67,433)
Accounts payable – related parties	(7,585)	(50,000)
Accrued expenses	(18,297)	-
Accrued expenses – related parties	31,200	-

Net cash used in operating activities	(523,326)	(495,656)

Cash flows from investing activities
Advance on business acquisition	-	(250,000)
Leasehold improvements in progress	(5,439)	(58,695)

Net cash used in investing activities	(5,439)	(308,695)

Cash flows from financing activities
Issuance of loans payable	180,000	-
Repayment of loans payable	(130,000)	-
Issuance of loans payable - related parties	225,000	-
Issuance of convertible notes	595,800	566,475
Issuance of convertible notes - related parties	-	500,000

Net cash provided by financing activities	870,800	1,066,475

Net increase in cash and cash equivalents	342,035	262,124

Cash and cash equivalents, beginning of period	84,978	62,381

Cash and cash equivalents, end of period	$427,013	$324,505

Supplemental cash flows disclosures
Cash paid for interest	$32,593	$33,713

Non-cash transactions - investing and financing activities
Patent acquisition liability modification	$4,380,000	$-
Conversion of rents due to convertible loan	$-	$257,937
Accrued expense converted to convertible loans	$-	$552,935

CEN BIOTECH, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(All amounts are in US dollars unless otherwise stated.)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2017 and notes thereto.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For the three-months ended March 31, 2018 and 2017, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

NOTE 2 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $29,445,462 at March 31, 2018 and had no committed source of debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including a note that is in default and is secured by the Company’s equipment, as described in Note 7. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

NOTE 3 – NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted the new revenue recognition standard which requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The Company is still in its startup phase and is not generating revenues at this time; therefore, this standard has no impact on its consolidated financial statements until such time as revenues are generated. When revenues are generated, the Company will follow the provisions of the new standard.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to mainly change the accounting for investments in equity securities and financial liabilities carried at fair value as well as to modify the presentation and disclosure requirements for financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The adoption of this pronouncement did not have an impact on the Company’s financial statements.

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

NOTE 4 – PROPERTY, PLANT AND IMPROVEMENTS, NET

Property, plant and improvements, net consists of the following:

	March 31, 2018	December 31, 2017

Improvements in process	$1,436,278	$1,430,839
Furniture and equipment	17,668	17,668
Accumulated depreciation	(3,534)	(3,092)

Net property, plant and improvements	$1,450,412	$1,445,415

Depreciation expense was $442 for each of the three-months ended March 31, 2018 and 2017.

Property and improvements in development as of March 31, 2018 and December 31, 2017, consists entirely of improvements to leased facilities at 20 North Rear Road. These represent the capitalized costs the Company incurred in constructing the improvements.

At this time, the Company cannot make the final additions that will be necessary for the sites to function as growing spaces. Although there are currently grow rooms outfitted and ready to grow.

NOTE 5 – ADVANCES TO CEN BIOTECH UKRAINE

At March 31, 2018 and December 31, 2017, the Company had advances of $775,328 to CEN Biotech Ukraine, a related party, (see Note 13). The advances are unsecured, non-interest bearing, and are due on demand.

NOTE 6 – INTANGIBLE ASSETS

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

In March 2018, the agreement was amended to replace the $5 million stock consideration commitment with commitment to issue one million registered shares of CEN common stock with a closing date of September 30, 2018. The modification of the agreement converted a fixed value of shares to a fixed number of shares. Due to the nature of this being all in equity, the liability was reduced and additional paid in capital was increased by $4,380,000 to reflect the fair value of the shares committed at the date of the amendment. This liability will be remeasured at each reporting date using the current fair value of Cen’s common shares.

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted cash flows of the asset. If the carrying amount of an asset may not be recoverable, a write-down to fair value is recorded. Fair values are determined based on the discounted cash flows, or external appraisals, as applicable.

The intangible assets consist of the following:

	March 31, 2018	December 31, 2017

Lighting patent	$6,797,000	$6,797,000
Accumulated amortization	(672,620)	(566,417)

Net	$6,124,380	$6,230,583

The lighting patent is being amortized straight-line over approximately 16 years. Expected amortization expense is $424,812 per year through 2031, with the remaining $283,216 to be amortized in 2032.

NOTE 7 – LOANS PAYABLE

Loans payable consist of the following:

	March 31, 2018	December 31, 2017
Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note is secured by the Company's equipment.	$9,675,000	$9,675,000

Mortgage payable to ARG & Pals, Inc., for the original amount of CAD $385,000. The mortgage bears interest at 22% per annum, with an extended maturity date of September 21, 2018.	298,606	306,883

Loan payable to an individual, issued January 17, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan with an extended maturity date of June 15, 2018.	50,000	-

Total loans payable (all current)	$10,023,606	$9,981,883

The $9,675,000 loan in default is secured by certain equipment valued at approximately $11,000.

During the three-month period ended March 31, 2018, 16,400 common shares were issued to individuals for loans made to CEN. Accordingly, $10,168 in interest expense and additional paid-in capital was recorded. No such common shares were issued during the three-month period ended March 31, 2017.

NOTE 8 – LOANS PAYABLE – RELATED PARTIES

Loans payable – related parties consists of the following:

	March 31, 2018	December 31, 2017
Loan payable to the spouse of Bill Chaaban, President of CEN, bears an interest at 10% per annum. This is an unsecured loan with a maturity date of December 31, 2018.	$236,377	$237,423

Loan payable to a former director of Creative, former parent company, bears interest at 10% per annum. This is an unsecured loan with a maturity date of December 31, 2018.	601,500	601,500

Loan payable to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the President of CEN, bearing interest at 8% per annum. This is an unsecured loan with a maturity date of October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loan payable to the spouse of Joseph Byrne, CEO of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan with an extended maturity date June 15, 2018.	100,000	-

Loan payable to Alex Tarrabain, a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan with an extended maturity date of June 15, 2018.	75,000	-

Loan payable to Joseph Byrne, CEO of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan with an extended maturity date of June 15, 2018.	50,000	-

Total loans payable – related parties	1,362,877	1,138,923

Less current portion	1,062,877	838,923

Loans payable – related parties, less current portion	$300,000	$300,000

In March 2018, Bill Chaaban, President of CEN, fully assigned and transferred all rights, title, and interests in his loans and related accrued interest due from CEN to his spouse.

Attributable related party accrued interest was $262,219 and $248,100 as of March 31, 2018 and December 31, 2017, respectively. Interest expense attributable to related party loans was $43,042 and $20,018 for the three-months ended March 31, 2018 and 2017, respectively.

During the three-month period ended March 31, 2018, 27,000 common shares were issued to related parties for loans made to CEN. Accordingly, $16,740 in related party interest expense, as included above, and additional paid-in capital was recorded. No such common shares were issued during the three-month period ended March 31, 2017.

NOTE 9 – CONVERTIBLE NOTES

Loans and convertible notes payable consist of the following:

	March 31, 2018	December 31, 2017

Convertible note payable, bearing interest at 7% per annum with conversion rights for 335,833 common shares. This is due on demand.	$856,815	$880,567

Convertible notes payable to multiple private investors bearing an interest at 5% annum with conversion rights for 2,087,741 common shares, maturing at various dates between May 2018 and February 2020.	3,385,406	2,789,605

Total loans and convertible notes payable	4,242,221	3.670,172

Less current portion	2,001,702	1,461,979

Loans and convertible notes payable, less current portion	$2,240,519	$2,208,193

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 2,423,574 common shares.

NOTE 10 – CONVERTIBLE NOTES – RELATED PARTIES

Loans and convertible notes payable – related parties consist of the following:

	March 31, 2018	December 31, 2017
Convertible note due to the spouse of Bill Chaaban, President of CEN, which bears an interest at 12% per annum. This note is convertible to 867,576 common shares with a maturity date of December 31, 2018.	$1,388,122	$1,388,122

Convertible notes due to Harold Aubrey de Lavenu, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 656,250 common shares with maturity dates between July 2018 and February 2019.	1,050,000	1,050,000

Convertible note due to Alex Tarrabain, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 30,000 common shares with a maturity date of October 26, 2018.	48,000	48,000

Convertible notes due to Joseph Byrne, CEO of CEN, bearing interest at 12% per annum. This note is convertible to 140,120 common shares with a maturity date of August 17, 2018.	224,191	224,191

Total loans and convertible notes payable	2,710,313	2,710,313

Less current portion	2,710,313	2,210,313

Loans and convertible notes payable, less current portion	$-	$500,000

In March 2018, Bill Chaaban, President of CEN, fully assigned and transferred all rights, title, and interests in his loans and related accrued interest due from CEN to his spouse.

Attributable related party accrued interest was $418,228 and $344,801 as of March 31, 2018 and December 31, 2017, respectively. Interest expense attributable to related party convertible notes was $61,244 and $60,121 for the three-months ended March 31, 2018 and 2017, respectively.

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 1,693,946 common shares.

NOTE 11 – INCOME TAXES

A reconciliation of the effective tax rate of the income tax benefit and the statutory income tax rates applied to the loss before income taxes is as follows for the three-months ended March 31:

	2018	2017

Income tax benefit at Canadian statutory rate	26.5%	26.5%
Valuation allowance	(26.5%)	(26.5%)

Effective income tax rate	0%	0%

As of March 31, 2018, the Company has net operating loss carryforwards of approximately $23,600,000 that may be available to reduce future years’ taxable income. Such carryforwards typically expire after 20 years. The Company currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, because the Company believes that it is more likely than not that the carryforwards will expire unused and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the period ended March 31, 2018 and the year ended December 31, 2017:

	2018	2017

Deferred tax asset - net operating losses	$6,300,000	$5,900,000
Deferred tax asset valuation allowance	(6,300,000)	(5,900,000)

Net deferred tax asset	$-	$-

All other temporary differences are immaterial both individually and in the aggregate to the consolidated financial statements.

NOTE 12 – SHAREHOLDERS’ DEFICIT

The Company is authorized to issue an unlimited number of common shares and an unlimited number of special voting shares. Common shares have no par value.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has received loans from several related parties, as described above in Notes 8 and 10.

There are advances of $775,328 to CEN Ukraine as of both March 31, 2018 and December 31, 2017. CEN Ukraine was founded by Bill Chaaban. Prior to December 3, 2017, Bill Chaaban directly owned 51% of CEN Ukraine. Subsequent to December 3, 2017, Mr. Chaaban directly owned 25.5% of CEN Ukraine. CEN Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Ukraine. On December 14, 2017, the Company entered into a controlling interest purchase agreement with Bill Chaaban and another shareholder of CEN Ukraine for 51% of the outstanding equity interests of CEN Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of May 21, 2018.

On July 12, 2017, the Company’s Shareholders elected individuals to serve as Directors on the Board. These individuals hold long-term convertible notes payable issued prior to the election. All notes payable bear interest at 5% per annum and are convertible to common shares with various maturity dates. They became related parties when they were elected.

During the three-months ended March 31, 2018, the Company incurred payroll and consulting fees with certain Board Members and Officers totaling $31,200. No such payroll and consulting fees were incurred during the three-months ended March 31, 2017. As of March 31, 2018 and December 31, 2017, $35,601 and $11,986, respectively, was payable to these related parties for payroll and consulting charges.

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments through 2026. Due to the related party relationship between CEN and R&D Labs Canada, Inc. via Bill Chaaban, the loss on the transaction was considered to be an equity transaction and therefore was included as a distribution of paid-in capital within the consolidated statements of shareholders’ equity during 2017.

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

The 20 North Rear Road lease agreement began on September 1, 2013 and required annual rent payments of CAD $339,000, including tax. At December 31, 2016, the balance sheet included accrued rent of $552,934, owed to Jamaal Shaban (“Lessor”), cousin of Bill Chaaban. Concurrently, the Lessor had fallen behind on a mortgage payable on the property. Effective January 2017, the Company entered into agreements to terminate the initial lease, enter into a convertible debt note with the Lessor’s creditor, and begin a new lease agreement for the same property. The new lease agreement calls for monthly rental payments of CAD $4,000 plus taxes for a period of five years. In exchange, the Company issued a debt of $824,446 in satisfaction of the accrued rent and future rent. The lease has been accounted for as an operating lease, and the amount of the note in excess of the accrued rent is treated as a deferred lease asset amortized over the 5-year lease. During each of the three-months ended March 31, 2018 and 2017, lease expenses of approximately $23,000 related to this agreement were recognized within general and administrative expenses.

NOTE 14 – STOCK BASED COMPENSATION

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

Restricted Stock Awards

The grant-date fair value of the restricted shares noted in the employment agreements and equity compensation grants sections above was $11,333,600. The grant-date fair value is calculated utilizing an enterprise valuation model as of the date the awards are granted. During 2017, 14,317,500 of these shares vested, with the remaining restricted stock units of 3,962,500 shares vesting pro-rata over the requisite service period, which is generally three years from the grant-date. During the three-months ended March 31, 2018, an additional 337,500 of these shares vested. Non-vested restricted stock awards participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

Compensation expense recognized in connection with the restricted stock awards was $167,400 for the three-months ended March 31, 2018.

Restricted stock award activity for the three-months ended March 31, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term (Years)
Non-vested at December 31, 2017	3,962,500	$0.62	2.92
Granted	-	-
Vested	(337,500)	$0.62
Forfeited	-	-
Non-vested at March 31, 2018	3,625,000	$0.62	2.75

The fair value of the restricted stock grants was based on the valuation of a third-party specialist. Unrecognized compensation expense related to restricted stock amounted to approximately $1,801,100 as of March 31, 2018. This expense will be recognized over the vesting period of the respective awards.

NOTE 15 – NET LOSS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of March 31, 2018 and 2017. Common stock equivalents that were excluded for the three-months ended March 31, 2018 and 2017 are as follows:

	2018	2017
Convertible debt	4,035,350	2,387,964

NOTE 16 – CONTINGENCY

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

NOTE 17 – FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At March 31, 2018:
Cash and cash equivalents	$427,013	$-	$427,013	$-	$427,013
Other receivables	$368,580	$-	$-	$368,580	$368,580
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC – related party	$775,328	$-	$-	$775,328	$775,328
Loans payable	$10,023,606	$-	$-	$10,023,606	$10,023,606
Loans payable – related parties	$1,362,877	$-	$-	$-	$-
Convertible notes payable	$4,242,221	$-	$-	$4,456,326	$4,456,326
Convertible notes payable – related parties	$2,710,313	$-	$-	$-	$-

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2017:
Cash and cash equivalents	$84,978	$-	$84,978	$-	$84,978
Other receivables	$222,562	$-	$-	$222,562	$222,562
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC – related party	$775,328	$-	$-	$775,328	$775,328
Loans payable	$9,981,883	$-	$-	$9,981,883	$9,981,883
Loans payable – related parties	$1,138,923	$-	$-	$-	$-
Convertible notes payable	$3,670,172	$-	$-	$3,831,760	$3,831,760
Convertible notes payable – related parties	$2,710,313	$-	$-	$-	$-

The fair values of other receivables, note receivable - related party, and advances to CEN Biotech Ukraine, LLC approximates carrying value due to the terms of the instruments.

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

NOTE 18 – RESTATEMENT

As a result of the restatement of the previously issued 2016 consolidated financial statements, as further described in the Company’s annual report on Form 10-K for the year ended December 31, 2017, the January 1, 2017 accumulated deficit was increased by $654,453. Furthermore, as a result of the audit for the year ended December 31, 2017, the net loss reported for March 31, 2017 has been decreased by $198,631 and accumulated deficit increased by $455,822 to reflect the net correction of the errors identified in previously reported 2017 and 2016 results, primarily related to the recognition of a liability for a commitment of $5,000,000 worth of common stock to be issued in the future as consideration in the acquisition of the patent intangible described in Note 6 and related to the 2017 deferral on the recognition of rental expense related to a lease agreement. The recognition of the $5,000,000 liability in the restated 2016 results created a corresponding increase in the associated cost basis of the patent. The increase in the value recognized for the patent intangible in 2016 caused an increase in amortization expense to be taken in each subsequent period. The deferral of the rental expense as of January 1, 2017 in the restated results for the three-month period ended March 31, 2017 resulted in a decrease in the rental expense taken in the first three months of 2017.

In addition, as a result of the restatement of the previously issued 2016 consolidated financial statements, as further described in the Company’s annual report on Form 10-K for the year ended December 31, 2017, the January 1, 2017 balance of common stock was reduced by $3. It was also determined that the common stock was no-par and the associated amounts recorded within common stock was reclassified to additional paid-in capital.

The effect on the Company's previously issued three-month period ended March 31, 2017 consolidated financial statements is summarized as follows:

Consolidated Balance Sheet as of March 31, 2017

	Previously Reported	Increase (Decrease)	As Restated

Deferred lease expense	$-	$257,937	$257,937
Intangible assets, net	2,282,952	4,266,241	6,549,193
Patent acquisition liability	-	5,000,000	5,000,000
Accrued expenses	297,650	(9,995)	287,655
Common stock	85	(85)	-
Additional paid-in capital	10,000	(9,918)	82
Accumulated deficit	(14,636,693)	(455,824)	(15,092,515)

Consolidated Statement of Operations for the three-months ended March 31, 2017

	Previously Reported	Increase (Decrease)	As Restated

Salary and consulting fees	$100,000	$(10,000)	$90,000
General and administrative	563,362	(188,631)	374,731

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Background and Overview

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

Prior to the Spin Off Distribution, CEN initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario.  On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. On February 1, 2016 the Company commenced legal action against the Attorney General of Canada in the Ontario Superior Court of Justice for damages for detrimental reliance, economic loss, and prejudgment and post judgment interest, costs of the proceeding and other relief that the court may seem just.  As of May 21, 2018, the action in the Ontario Superior Court of Justice is still ongoing.  In the meantime, the Company decided to develop and pursue other businesses that are related to the cannabis and other industries including Light Emitting Diode (“LED”) lighting.

We are focused on the manufacturing, production and development of products within the cannabis industry, including the LED lighting technology, hemp products and medical marijuana. The Company intends to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products.

At present we are not able to estimate if or when we will be able to generate revenues. Our consolidated financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern.

Results of Operations

               We have incurred recurring losses and have not commenced revenue generating operations to date. Our expenses to date are primarily our general and administrative expenses and fees, costs and expenses related to acquisitions and operations. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

              The accompanying consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $29,445,462 at March 31, 2018 and had no committed source of debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including a note that is in default and is secured by the Company’s equipment. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

Results of Operations for the Three-Months Ended March 31, 2018 and 2017:

The following table reflects our operating results for the three-months ended March 31, 2018 and 2017:

Operating Summary	Three-months ended March 31, 2018	Three-months ended March 31, 2017 (as restated)	Change
Revenues, net	$-	$-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses	652,424	464,731	40.4%
Loss from Operations	652,424	464,731	40.4%
Other Expense	668,346	583,546	14.5%
Net Loss	$1,320,770	$1,048,277	26.0%

Revenue

We recognized no revenue during the three months ended March 31, 2018 and 2017 as we have not commenced revenue generating operations to date.

Operating Expenses

During the three months ended March 31, 2018, our operating expenses were $652,424 compared to $464,731 during the three months ended March 31, 2017. During the three months ended March 31, 2018, our operating expenses were comprised of salary and consulting fees of $43,185, stock-based compensation expense of $167,400, and general and administrative expenses of $441,839. By comparison, during the three months ended March 31, 2017, our operating expenses were comprised of salary and consulting fees of $90,000, and general and administrative expenses of $374,731. Expenses incurred during the three months ended March 31, 2018 compared to three months ended March 31, 2017 increased primarily due to stock-based compensation. Professional fees generally include financial, legal and administrative contracted services.

Other Income and Expense Items

During the three months ended March 31, 2018, our other expense items totaled $668,346 compared to $583,546 during the three months ended March 31, 2017. During the three months ended March 31, 2018, our other expense items were comprised of interest expense of $698,789 and foreign exchange gain of $30,443. By comparison, during the three months ended March 31, 2017, our other expense items were comprised of interest expense of $570,356, and foreign exchange loss of $13,190.

Net Loss

Our net loss during the three months ended March 31, 2018 was $1,320,770 compared to a net loss of $1,048,277 during the three months ended March 31, 2017 due to the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2018, we had assets of $9,394,206, comprised of cash of $427,013, net property and equipment of $14,134, leasehold improvements of $1,436,278, a note receivable from a related party of $44,859, other receivables of $368,580, deferred lease expense of $203,634, an advance to CEN Biotech Ukraine, LLC, a related party, of $775,328, and net intangibles of $6,124,380. As of March 31, 2018, we had liabilities of $25,155,319 comprised of a patent acquisition liability of $620,000, loans from related parties of $1,362,877, loans payable of $10,023,606, accrued interest and other expenses of $6,081,658, accounts payable of $114,644, convertible notes- related parties of $2,710,313 and convertible notes of $4,242,221.

Our indebtedness includes a patent acquisition liability of $620,000, accrued interest of $5,092,434, accrued interest to related parties of $680,447, as well as loans payable, loans payable to related parties, loans payable share interest, loans payable share interest to related parties, convertible notes and convertible notes to related parties totaling $18,339,017, with maturity dates as outlined below. We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $11,000. We expect our operating and administrative expenses to be at least $2,400,000 annually. The convertible notes are due 2 years from issuance with notes maturing in 2018 through 2020.

Description	Maturity Date	Amount
Loan Payable	6/30/2016	$9,675,000
Loan Payable	9/21/2018	298,606
Loan Payable – Related Party	12/31/2018	236,377
Loan Payable – Related Party	12/31/2018	601,500
Loan Payable – Related Party	10/2/2019	300,000
Loan Payable – Share Interest	06/15/2018	50,000
Loan Payable – Share Interest – Related Party	06/15/2018	225,000
Convertible Notes	On Demand	856,815
Convertible Notes	Q2 2018	67,200
Convertible Notes	Q3 2018	461,612
Convertible Notes	Q4 2018	52,600
Convertible Notes	Q1 2019	563,475
Convertible Notes	Q2 2019	405,000
Convertible Notes	Q3 2019	791,017
Convertible Notes	Q4 2019	448,702
Convertible Notes	Q1 2020	595,800
Convertible Notes Related Party	Q3 2018	1,712,313
Convertible Notes Related Party	Q4 2018	498,000
Convertible Notes Related Party	Q1 2019	500,000

		$18,339,017

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Three-Months Ended March 31, 2018 and 2017

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the three months ended March 31, 2018, we used $523,326 in operating activities compared to $495,656 used in operating activities during the three months ended March 31, 2017. The increase between the two periods related primarily to increases in professional fees compared to the three months ended March 31, 2017.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the three months ended March 31, 2018 was $5,439 compared to the three months ended March 31, 2017 of $308,695. During the three months ended March 31, 2018, our use of cash flows for investing activities were comprised of leasehold improvements of $5,439. By comparison, during the three months ended March 31, 2017, our use of cash flows for investing activities was comprised of advances to CEN Ukraine of $250,000 and leasehold improvements of $58,695.

Cash Flows from Financing Activities

During the three months ended March 31, 2018, we received $1,000,800 by way of loans of convertible notes and share interest loans payable from investors to fund our working capital requirements. During the three months ended March 31, 2018, $130,000 of the share interest loans payable were repaid. During the three months ended March 31, 2017, we received $1,066,475 by way of loans of convertible notes from investors to fund our working capital requirements.

CEN has no committed source of debt or equity financing. Our Executive team and Board are seeking additional financing from their business contacts, but no assurances can be given that such financing will be obtained or, if obtained, on what terms. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal period ended March 31, 2018 that states that our lack of committed resources causes substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a reporting company that will increase our operating costs or cash requirements in the future.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted the new revenue recognition standard which requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The Company is still in its startup phase and is not generating revenues at this time; therefore, this standard has no impact on its consolidated financial statements until such time as revenues are generated. When revenues are generated, the Company will follow the provisions of the new standard.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to mainly change the accounting for investments in equity securities and financial liabilities carried at fair value as well as to modify the presentation and disclosure requirements for financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The adoption of this pronouncement did not have an impact on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

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

Evaluation of disclosure and controls and procedures

As of March 31, 2018, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, management determined that the Company did not maintain effective controls over the completeness, existence, accuracy and presentation and disclosure of the accounting for the acquisition of a patent and deferral on the recognition of rental expense related to a lease agreement for financial reporting, which resulted in a restatement of the previously issued March 31, 2017 condensed consolidated financial statements. Management determined that the ineffective controls over financial reporting constitute a material weakness.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

We are currently working to remediate the material weakness referred to above with respect to our financial reporting. We have reviewed the design of our current review control over financial reporting, in particular, with regards to non-routine transactions such as acquisitions of intangibles, to determine appropriate improvements and implement enhanced procedures. As part of these enhanced procedures, we are outsourcing some of our accounting and oversight roles to a qualified accounting firm, and then management will execute the review process.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

              There were no sales of unregistered securities during the three months ended March 31, 2018.

Item 3. Defaults Upon Senior Securities.

              CEN has a payment default with respect to the term loan payable to Global Holdings International, LLC, in the principal amount of $9,675,000 and which bears compound interest at 15% per annum which was due on June 30, 2016. The aggregate amount due under this loan as of May 21, 2018 is $14,845,001. Interest and default interest and related fees currently accrue at approximately $520,000 per quarter. This note is secured by some of the Company's equipment which we value at approximately $11,000.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

The financial statement schedules and exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

a.     Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*

* Filed herein.

** Furnished herewith.

b.     Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2018

CEN BIOTECH, INC.

By:	/s/ Joseph Byrne
Name:	Joseph Byrne
Title:	Chief Executive Officer