Form 10-Q
period 2018-09-30
CEN BIOTECH INC
filed 2018-11-13
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

As of November 13, 2018, there were 25,418,243 shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

ITEM 4	MINE SAFETY DISCLOSURE	11

ITEM 5	OTHER INFORMATION	11

ITEM 6	EXHIBITS	12

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

 PART I

ITEM 1.	FINANCIAL STATEMENTS

Contents

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Unaudited condensed consolidated balance sheets	F-1

Unaudited condensed consolidated statements of operations	F-2

Unaudited condensed consolidated statements of shareholders’ deficit	F-3

Unaudited condensed consolidated statements of cash flows	F-4

Notes to the unaudited condensed consolidated financial statements	F-5

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$170,219	$84,978

Other receivables	463,906	222,562
Note receivable - related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC - related party	875,328	775,328
Property, plant and improvements, net	1,441,220	1,445,415
Deferred lease expense	176,482	217,210
Intangible assets, net	5,911,974	6,230,583

Total assets	$9,083,988	$9,020,935
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$219,692	$104,828
Loans payable	10,122,412	9,981,883
Loans payable – related parties	1,062,727	838,923
Convertible notes payable	3,183,695	1,461,979
Convertible notes payable – related parties	1,098,000	2,210,313
Accrued interest	6,294,219	4,540,692
Accrued interest – related parties	858,965	592,901
Accrued expenses	371,177	295,874

Total current liabilities	23,210,887	20,027,393
Patent acquisition liability	620,000	5,000,000
Loans payable – related parties, less current portion	300,000	300,000
Convertible notes payable, less current portion	1,664,765	2,208,193
Convertible notes payable – related parties, less current portion	1,612,313	500,000
Total liabilities	27,407,965	28,035,586

Commitments and contingencies

Shareholders’ deficit
Common stock; unlimited authorized shares; 25,418,243 and 25,131,843 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively. No par value.	-	-
Additional paid-in capital	14,169,809	9,110,041
Accumulated deficit	(32,493,786)	(28,124,692)
Total shareholders’ deficit	(18,323,977)	(19,014,651)
Total liabilities and shareholders’ deficit	$9,083,988	$9,020,935

See accompanying notes to financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017 (As restated – Note 18)	2018	2017 (As restated – Note 18)
Operating Expenses
Consulting fees	$82,200	$154,625	$142,685	$352,225
Consulting fees and payroll – related parties	35,014	39,017	112,053	122,744
Stock based compensation	167,400	-	514,600	-
General and administrative	355,441	357,053	1,491,875	1,145,944

Total operating expenses	640,055	550,695	2,261,213	1,620,913

Loss from operations	(640,055)	(550,695)	(2,261,213)	(1,620,913)

Other income (expense)
Interest expense	(620,855)	(521,518)	(1,824,028)	(1,516,305)
Interest expense – related parties	(106,708)	(83,323)	(316,286)	(246,747)
Foreign exchange gain (loss)	(21,165)	(49,094)	32,433	(93,237)

Other expense, net	(748,728)	(653,935)	(2,107,881)	(1,856,289)

Net loss	$(1,388,783)	$(1,204,630)	$(4,369,094)	$(3,477,202)

Net Loss Per Share:
Basic and diluted	$(0.05)	$(0.18)	$(0.17)	$(0.51)

Weighted Average Common Shares Outstanding
Basic and diluted	25,396,243	6,851,843	25,259,290	6,851,843

See accompanying notes to financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited)

		Special
		Preferred		Common	Additional		Total
	Preferred	Shares	Common	Shares	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, January 1, 2017	100,000	$10	6,851,843	$-	$82	$(14,044,238)	$(14,044,146)

Net loss	-	-	-	-	-	(3,477,202)	(3,477,202)

Balances, September 30, 2017 (as restated – Note 18)	100,000	$10	6,851,843	-	$82	$(17,521,440)	$(17,521,348)

Balances, January 1, 2018	-	$-	25,131,843	$-	$9,110,041	$(28,124,692)	$(19,014,651)

Patent acquisition liability modification	-	-	-	-	4,380,000	-	4,380,000

Stock-based compensation	-	-	20,000	-	514,600	-	514,600

Issuance of common stock – interest shares	-	-	141,400	-	87,668	-	87,668

Issuance of common stock – legal consulting	-	-	125,000	-	77,500	-	77,500

Net loss	-	-	-	-	-	(4,369,094)	(4,369,094)

Balances, September 30, 2018	-	$-	25,418,243	$-	$14,169,809	$(32,493,786)	$(18,323,977)

See accompanying notes to financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017 (as restated – Note 18)
Cash flows from operating activities
Net loss	$(4,369,094)	$(3,477,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,634	1,325
Amortization	318,609	318,609
Stock-based compensation - employees	514,600	-
Stock-based compensation - others	77,500	-
Non-cash interest expense	1,790,975	1,448,628
Non-cash interest expense – related parties	316,284	246,295
Deferred lease expense	40,728	40,726
Foreign exchange (gain) loss	(32,433)	93,237
Changes in operating assets and liabilities which provided (used) cash:
Other receivables	(241,344)	(122,861)
Accounts payable	109,454	(147,052)
Accrued expenses	75,303	278,694

Net cash used in operating activities	(1,389,784)	(1,319,601)

Cash flows from investing activities
Advance on business acquisition	(100,000)	(350,000)
Leasehold improvements in progress	(5,439)	(142,371)

Net cash used in investing activities	(105,439)	(492,371)

Cash flows from financing activities
Issuance of loans payable	380,000	-
Repayment of loans payable	(230,000)	-
Issuance of loans payable - related parties	225,000	-
Issuance of convertible notes	1,227,064	-
Repayment of convertible notes	(21,600)	-
Issuance of convertible notes - related parties	-	1,809,980

Net cash provided by financing activities	1,580,464	1,809,980

Net increase (decrease) in cash and cash equivalents	85,241	(1,992)

Cash and cash equivalents, beginning of period	84,978	62,381

Cash and cash equivalents, end of period	$170,219	$60,389

Supplemental cash flows disclosures
Cash paid for interest	$33,055	$68,129

Non-cash transactions - investing and financing activities
Patent acquisition liability modification	$4,380,000	$-
Conversion of rents due to convertible loan	$-	$230,786
Accrued expense converted to convertible loans	$-	$831,628

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For the three-months ended September 30, 2018 and 2017, and for the nine-months ended September 30, 2018 and 2017, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

Share Purchase Agreement

On July 31, 2018, the Company entered into a Share Purchase Agreement with AstralENERGY Solar Manufacturing Corporation, LTD. (“AstralENERGY”) to acquire 70% of the outstanding common stock of AstralENERGY. The Company will issue an aggregate 2,500,000 shares of common stock of the Company as consideration for the acquisition. AstralENERGY is a manufacturer of architecturally designed solar panels for residential and commercial solar production and has also developed integrated multi-function LED street lighting systems. Consummation of the acquisition is subject to the completion of certain conditions specified in the agreement. As of November 13, 2018, this transaction has not closed.

NOTE 2 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $32,493,786 at September 30, 2018 and had no committed source of debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including a note that is in default and is secured by the Company’s equipment, as described in Note 7, and unsecured convertible notes in default as described in Note 9. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services for nonemployees. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. As a result of the early adoption of this pronouncement, the Company measures these nonemployee awards at fair value on the grant date. The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.

Accounting Standards Issued but Not Yet Adopted

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company is currently evaluating the standard to determine the impact of its adoption on its consolidated financial statements and expects that its operating lease will be recognized as operating lease liability and right-of-use asset upon adoption.

NOTE 4 – PROPERTY, PLANT AND IMPROVEMENTS, NET

Property, plant and improvements, net consists of the following:

	September 30, 2018	December 31, 2017

Improvements in process	$1,436,278	$1,430,839
Furniture and equipment	17,668	17,668
Accumulated depreciation	(12,726)	(3,092)

Net property, plant and improvements	$1,441,220	$1,445,415

Depreciation expense was $4,596 and $442 for the three-months ended September 30, 2018 and 2017, respectively, and $9,634 and $1,325 for the nine months ended September 30, 2018 and 2017, respectively.

Improvements in process as of September 30, 2018 and December 31, 2017, consists almost entirely of improvements to leased facilities at 20 North Rear Road. These represent the capitalized costs the Company incurred in constructing the improvements. As of September 30, 2018, $166,163 of the leasehold improvements are being amortized.

At this time, the Company cannot make the final additions that will be necessary for the sites to function as growing spaces, although there are currently grow rooms outfitted and ready to grow.

NOTE 5 – ADVANCES TO CEN BIOTECH UKRAINE

At September 30, 2018 and December 31, 2017, the Company had advances of $875,328 and $775,328 respectively, to CEN Biotech Ukraine, a related party, (see Note 13). The advances are unsecured, non-interest bearing, and are due on demand.

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

In March 2018, the Tesla agreement was amended to replace the $5 million stock consideration commitment with a commitment to issue one million registered shares of CEN common stock with a closing date of September 30, 2018. On October 4, 2018, this agreement was amended to extend the closing date to December 15, 2018. The modification of the agreement converted a fixed value of shares to a fixed number of shares. Due to the nature of this being all in equity, the liability was reduced and additional paid in capital was increased by $4,380,000 to reflect the fair value of the shares committed at the date of the amendment. This liability will be remeasured at each reporting date using the current fair value of CEN’s common shares.

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted cash flows of the asset. If the carrying amount of an asset may not be recoverable, a write-down to fair value is recorded. Fair values are determined based on the discounted cash flows, or external appraisals, as applicable.

The intangible assets consist of the following:

	September 30, 2018	December 31, 2017

Lighting patent	$6,797,000	$6,797,000
Accumulated amortization	(885,026)	(566,417)

Net	$5,911,974	$6,230,583

The lighting patent is being amortized straight-line over approximately 16 years. Expected amortization expense is $424,812 per year through 2031, with the remaining $283,216 to be amortized in 2032.

NOTE 7 – LOANS PAYABLE

Loans payable consist of the following:

	September 30, 2018	December 31, 2017
Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note is secured by the Company's equipment.	$9,675,000	$9,675,000

Mortgage payable to ARG & Pals, Inc., for the original amount of CAD $385,000. The mortgage bears interest at 22% per annum, with an extended maturity date of November 21, 2018.	297,412	306,883

Loan payable to an individual, issued January 17, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan with an extended maturity date of November 16, 2018.	50,000	-

Loan payable to an individual, issued April 13, 2018, with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan with an extended maturity date of November 16, 2018	100,000	-

Total loans payable (all current)	$10,122,412	$9,981,883

The $9,675,000 loan in default is secured by certain equipment valued at approximately $11,000.

During the three-month period ended September 30, 2018, 18,000 common shares were issued to individuals in connection with the above loans made to CEN. Accordingly, $11,160 in interest expense and additional paid-in capital was recorded. No such common shares were issued during the three-month period ended September 30, 2017.

During the nine-month period ended September 30, 2018, interest in the form of 60,400 common shares were issued to individuals in connection with the above loans and related loan extensions made to CEN. Accordingly, $37,448 in interest expense and additional paid-in capital was recorded. No such common shares were issued during the nine-month period ended September 30, 2017.

NOTE 8 – LOANS PAYABLE – RELATED PARTIES

Loans payable – related parties consists of the following:

	September 30, 2018	December 31, 2017
Loan payable to the spouse of Bill Chaaban, President of CEN, bears an interest at 10% per annum. This is an unsecured loan with a maturity date of December 31, 2018.	$236,227	$237,423

Loan payable to a former director of Creative, former parent company, bears interest at 10% per annum. This is an unsecured loan with a maturity date of December 31, 2018.	601,500	601,500

Loan payable to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the President of CEN, bearing interest at 8% per annum. This is an unsecured loan with a maturity date of October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loan payable to the spouse of Joseph Byrne, CEO of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan with an extended maturity date of November 16, 2018.	100,000	-

Loan payable to Alex Tarrabain, a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan with an extended maturity date of November 16, 2018.	75,000	-

Loan payable to Joseph Byrne, CEO of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan with an extended maturity date of November 16, 2018.	50,000	-

Total loans payable – related parties	1,362,727	1,138,923

Less current portion	1,062,727	838,923

Loans payable – related parties, less current portion	$300,000	$300,000

Attributable related party accrued interest was $330,905 and $248,100, as of September 30, 2018 and December 31, 2017, respectively. Interest expense attributable to related party loans was $44,103 and $21,359 for the three-months ended September 30, 2018 and 2017, respectively, and was $133,025 and $59,554 for the nine-months ended September 30, 2018 and 2017, respectively.

During the three-month period ended September 30, 2018 interest in the form of 27,000 common shares were issued to related parties in connection with the above loans and related loan extensions made to CEN. Accordingly, $16,740 in related party interest expense, as included above, and additional paid-in capital was recorded. No such common shares were issued during the three-month period ended September 30, 2017.

During the nine-month period ended September 30, 2018, 81,000 common shares were issued to related parties in connection with the above loans made to CEN. Accordingly, $50,220 in related party interest expense, as included above, and additional paid-in capital was recorded. No such common shares were issued during the nine-month period ended September 30, 2017.

NOTE 9 – CONVERTIBLE NOTES

Convertible notes payable consist of the following:

	September 30, 2018	December 31, 2017

Convertible note payable, bearing interest at 7% per annum with conversion rights for 335,833 common shares. This is due on demand.	$853,391	$880,567

Convertible notes payable to multiple private investors bearing an interest at 5% annum with conversion rights for 2,455,833 common shares, maturing at various dates between November 30, 2018 and June 2020.	3,968,797	2,789,605

Convertible notes payable in default to five unsecured private investors bearing an interest at 5% annum with conversion rights for 16,420 common shares, which matured in May 2018 through September 2018.	26,272	-

Total loans and convertible notes payable	4,848,460	3,670,172
Less current portion	3,183,695	1,461,979

Loans and convertible notes payable, less current portion	$1,664,765	$2,208,193

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 2,808,086 common shares.

NOTE 10 – CONVERTIBLE NOTES – RELATED PARTIES

Convertible notes payable – related parties consist of the following:

	September 30, 2018	December 31, 2017
Convertible note due to the spouse of Bill Chaaban, President of CEN, which bears an interest at 12% per annum. This note is convertible to 867,576 common shares with a maturity date of August 17, 2020.	$1,388,122	$1,388,122

Convertible notes due to Harold Aubrey de Lavenu, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 656,250 common shares with maturity dates between November 30, 2018 and February 19, 2019.	1,050,000	1,050,000

Convertible note due to Alex Tarrabain, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 30,000 common shares with a maturity date of November 30, 2018.	48,000	48,000

Convertible notes due to Joseph Byrne, CEO of CEN, bearing interest at 12% per annum. This note is convertible to 140,120 common shares with a maturity date of August 17, 2020	224,191	224,191

Total loans and convertible notes payable	2,710,313	2,710,313
Less current portion	1,098,000	2,210,313

Loans and convertible notes payable, less current portion	$1,612,313	$500,000

Attributable related party accrued interest was $528,060 and $344,801 as of September 30, 2018 and December 31, 2017, respectively. Interest expense attributable to related party convertible notes was $62,605, and $61,964 for the three-months ended September 30, 2018 and 2017, respectively, and was $183,261 and $187,193 for the nine-months ended September 30, 2018 and 2017, respectively.

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 1,693,946 common shares.

NOTE 11 – INCOME TAXES

A reconciliation of the effective tax rate of the income tax benefit and the statutory income tax rates applied to the loss before income taxes is as follows for the nine-months ended September 30:

	2018	2017

Income tax benefit at Canadian statutory rate	26.5%	26.5%
Valuation allowance	(26.5% )	(26.5% )

Effective income tax rate	0%	0%

As of September 30, 2018, the Company has net operating loss carryforwards of approximately $33,400,000 that may be available to reduce future years’ taxable income. Such carryforwards typically expire after 20 years. The Company currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, because the Company believes that it is more likely than not that the carryforwards will expire unused and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the period ended September 30, 2018 and the year ended December 31, 2017:

	2018	2017

Deferred tax asset - net operating losses	$8,800,000	$5,900,000
Deferred tax asset valuation allowance	(8,800,000)	(5,900,000)
Net deferred tax asset	$-	$-

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

There are advances of $875,328 and $775,328 to CEN Ukraine as of both September 30, 2018 and December 31, 2017. CEN Ukraine was founded by Bill Chaaban. Prior to December 3, 2017, Bill Chaaban directly owned 51% of CEN Ukraine. Subsequent to December 3, 2017, Mr. Chaaban directly owned 25.5% of CEN Ukraine. CEN Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Ukraine. On December 14, 2017, the Company entered into a controlling interest purchase agreement with Bill Chaaban and another shareholder of CEN Ukraine for 51% of the outstanding equity interests of CEN Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of November 13, 2018.

On July 12, 2017, the Company’s Shareholders elected individuals to serve as Directors on the Board. These individuals hold long-term convertible notes payable issued prior to the election. All notes payable bear interest at 5% per annum and are convertible to common shares with various maturity dates. They became related parties when they were elected.

During the three-months ended September 30, 2018 and 2017, the Company incurred payroll and consulting fees with certain Board Members and Officers totaling $35,014 and $39,017, respectively. During the nine-months ended September 30, 2018 and 2017, the Company incurred payroll and consulting fees with certain Board Members and Officers totaling $112,053 and $122,744, respectively. As of September 30, 2018, and December 31, 2017, $93,642 and $11,986, respectively, was payable to these related parties for payroll and consulting charges.

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

The 20 North Rear Road lease agreement began on September 1, 2013 and required annual rent payments of CAD $339,000, including tax. At December 31, 2016, the balance sheet included accrued rent of $552,934, owed to Jamaal Shaban (“Lessor”), cousin of Bill Chaaban. Concurrently, the Lessor had fallen behind on a mortgage payable on the property. Effective January 2017, the Company entered into agreements to terminate the initial lease, enter into a convertible debt note with the Lessor’s creditor, and begin a new lease agreement for the same property. The new lease agreement calls for monthly rental payments of CAD $4,000 plus taxes for a period of five years. In exchange, the Company issued a debt of $824,446 in satisfaction of the accrued rent and future rent. The lease has been accounted for as an operating lease, and the amount of the note in excess of the accrued rent is treated as a deferred lease asset amortized over the 5-year lease. During each of the three-months ended September 30, 2018 and 2017, lease expenses of approximately $23,000 related to this agreement were recognized within general and administrative expenses. During each of the nine-months ended September 30, 2018 and 2017, lease expenses of approximately $68,000 related to this agreement were recognized within general and administrative expenses.

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

●

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

Restricted Stock Awards

The grant-date fair value of the restricted shares noted in the employment agreements and equity compensation grants sections above was $11,423,500. The grant-date fair value is calculated utilizing an enterprise valuation model as of the date the awards are granted. During 2017, 14,317,500 of these shares vested, with the remaining restricted stock units of 3,962,500 shares vesting pro-rata over the requisite service period, which is generally three years from the grant-date. In addition to the 145,000 shares that were granted and immediately vested during the nine-months ended September 30, 2018, an additional 1,012,500 shares vested. Non-vested restricted stock awards participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

Compensation expense recognized in connection with the restricted stock awards was $167,400 and $514,600 for the three and nine-months ended September 30, 2018. Legal expense, included within general and administrative, recognized in connection with the restricted stock awards was $77,500 for the nine-months ended September 30, 2018. There were no such expenses during the three or nine-months ended September 30, 2017.

Restricted stock award activity for the nine-months ended September 30, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term (Years)
Non-vested at December 31, 2017	3,962,500	$0.62	2.92
Granted	145,000	$0.62
Vested	(1,157,500)	$0.62
Forfeited	-	-
Non-vested at September 30, 2018	2,950,000	$0.62	2.25

The fair value of the restricted stock grants was based on the valuation of a third-party specialist. Unrecognized compensation expense related to restricted stock amounted to approximately $1,466,000 as of September 30, 2018. This expense will be recognized over the vesting period of the respective awards.

NOTE 15 – NET LOSS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of September 30, 2018 and 2017. Common stock equivalents that were excluded for the three and nine-months ended September 30, 2018 and 2017 are as follows:

	Three-months Ended September 30,		Nine-months Ended September 30,
	2018	2017	2018	2017
Convertible debt	4,950,848	4,952,994	4,156,305	2,823,298

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

The fair value of the Company’s financial instruments are as follows:

	Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At September 30, 2018:
Cash and cash equivalents	$170,219	$-	$170,219	$-	$170,219
Other receivables	$463,906	$-	$-	$463,906	$463,906
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC – related party	$875,328	$-	$-	$875,328	$875,328
Loans payable	$10,122,412	$-	$-	$10,122,412	$10,122,412
Loans payable – related parties	$1,362,727	$-	$-	$-	$-
Convertible notes payable	$4,848,460	$-	$-	$5,178,663	$5,178,663
Convertible notes payable – related parties	$2,710,313	$-	$-	$-	$-

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2017:
Cash and cash equivalents	$84,978	$-	$84,978	$-	$84,978
Other receivables	$222,562	$-	$-	$222,562	$222,562
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC – related party	$775,328	$-	$-	$775,328	$775,328
Loans payable	$9,981,883	$-	$-	$9,981,883	$9,981,883
Loans payable – related parties	$1,138,923	$-	$-	$-	$-
Convertible notes payable	$3,670,172	$-	$-	$3,831,760	$3,831,760
Convertible notes payable – related parties	$2,710,313	$-	$-	$-	$-

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

NOTE 18 – RESTATEMENT

As a result of the restatement of the previously issued 2016 consolidated financial statements, as further described in the Company’s annual report on Form 10-K for the year ended December 31, 2017, the January 1, 2017 accumulated deficit was increased by $654,453. Furthermore, as a result of the audit for the year ended December 31, 2017, the net loss reported for three and nine-months ended September 30, 2017 has been increased (decreased) by $82,876 and ($22,877), respectively, and accumulated deficit increased by $631,576 to reflect the net correction of the errors identified in previously reported 2017 and 2016 results, primarily related to the recognition of a liability for a commitment of $5,000,000 worth of common stock to be issued in the future as consideration in the acquisition of the patent intangible described in Note 6 and related to the 2017 deferral on the recognition of rental expense related to a lease agreement. The recognition of the $5,000,000 liability in the restated 2016 results created a corresponding increase in the associated cost basis of the patent. The increase in the value recognized for the patent intangible in 2016 caused an increase in amortization expense to be taken in each subsequent period. The deferral of the rental expense as of January 1, 2017 in the restated results for the three and nine-month period ended September 30, 2017 resulted in a decrease in the rental expense taken in the first nine months of 2017.

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

The effect on the Company's previously issued three and nine-month period ended September 30, 2017 consolidated financial statements is summarized as follows:

Consolidated Balance Sheet as of September 30, 2017

	Previously Reported	Increase (Decrease)	As Restated

Deferred lease expense	$-	$230,786	$230,786
Intangible assets, net	2,209,152	4,127,635	6,336,787
Patent acquisition liability	-	5,000,000	5,000,000
Common stock	85	(85)	-
Additional paid-in capital	10,000	(9,918)	82
Accumulated deficit	(16,889,864)	(631,576)	(17,521,440)

Consolidated Statement of Operations for the three-months ended September 30, 2017

	Previously Reported	Increase (Decrease)	As Restated

Consulting fees	$195,381	$(40,756)	$154,625
Consulting fees and payroll – related parties	-	39,017	39,017
General and administrative	272,438	84,615	357,053
Interest expense	518,894	2,624	521,518
Interest expense – related parties	85,947	(2,624)	83,323

Consolidated Statement of Operations for the nine-months ended September 30, 2017

	Previously Reported	Increase (Decrease)	As Restated

Consulting fees	$498,158	$(145,933)	$352,225
Consulting fees and payroll – related parties	-	122,744	122,744
General and administrative	1,145,632	312	1,145,944
Interest expense	1,552,275	(35,970)	1,516,305
Interest expense – related parties	210,777	35,970	246,747

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

Prior to the Spin Off Distribution, CEN initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario.  On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. On February 1, 2016 the Company commenced legal action against the Attorney General of Canada in the Ontario Superior Court of Justice for damages for detrimental reliance, economic loss, and prejudgment and post judgment interest, costs of the proceeding and other relief that the court may seem just.  As of November 13, 2018, the action in the Ontario Superior Court of Justice is still ongoing.  After evaluating this action, the Company decided to not pursue the development of its medical marijuana business and to seek to develop and pursue other businesses that are related to the cannabis and other industries, including Light Emitting Diode (“LED”) lighting and hemp products for industrial, medical and food products that have a tetrahydrocannabinol (THC) that is below 0.3%.

We are focused on the manufacturing, production and development of products within the cannabis industry, including the LED lighting technology and hemp products. The Company intends to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products. We currently have four employees. Our website is located at http://www.cenbiotechinc.com. The information on our website is not part of this report.

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

              The accompanying consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $32,493,786 at September 30, 2018 and had no committed source of debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including a note that is in default and is secured by the Company’s equipment and certain unsecured convertible notes payable. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

Results of Operations for the Three and Nine-months Ended September 30, 2018 and 2017:

The following tables reflect our operating results for the three and nine-months ended September 30, 2018 and 2017, respectively:

Operating Summary	Three-months ended September 30, 2018	Three-months ended September 30, 2017 (as restated)	Change
Revenues, net	$-	$-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses	640,055	550,695	16.2%
Loss from Operations	640,055	550,695	16.2%
Other Expense	748,728	653,935	14.5%
Net Loss	$1,388,783	$1,204,630	15.3%

Operating Summary	Nine-months ended September 30, 2018	Nine-months ended September 30, 2017 (as restated)	Change
Revenues, net	$-	$-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses	2,261,213	1,620,913	39.5%
Loss from Operations	2,261,213	1,620,913	39.5%
Other Expense	2,107,881	1,856,289	13.7%
Net Loss	$4,369,094	$3,477,202	25.7%

Revenue

We have not recognized revenue during the three and nine-months ended September 30, 2018 and 2017, as we have not commenced revenue generating operations to date.

Operating Expenses

During the three months ended September 30, 2018, our operating expenses were $640,055 compared to $550,695 during the three months ended September 30, 2017. During the three months ended September 30, 2018, our operating expenses were comprised of salary and consulting fees of $117,214, stock-based compensation expense of $167,400, and general and administrative expenses of $355,441. By comparison, during the three months ended September 30, 2017, our operating expenses were comprised of salary and consulting fees of $193,642, and general and administrative expenses of $357,053. Expenses incurred during the three months ended September 30, 2018 compared to three months ended September 30, 2017 increased primarily due to stock-based compensation.

During the nine months ended September 30, 2018, our operating expenses were $2,261,213 compared to $1,620,913 during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, our operating expenses were comprised of salary and consulting fees of $254,738, stock-based compensation expense of $514,600, and general and administrative expenses of $1,491,875. By comparison, during the nine months ended September 30, 2017, our operating expenses were comprised of salary and consulting fees of $474,969, and general and administrative expenses of $1,145,944. Expenses incurred during the nine months ended September 30, 2018 compared to nine months ended September 30, 2017 increased primarily due to stock-based compensation and professional fees. Professional fees generally include financial, legal and administrative contracted services.

Other Income and Expense Items

During the three months ended September 30, 2018, our other expense items totaled $748,728 compared to $653,935 during the three months ended September 30, 2017. During the three months ended September 30, 2018, our other expense items were comprised of interest expense of $727,563 and foreign exchange loss of $21,165. By comparison, during the three months ended September 30, 2017, our other expense items were comprised of interest expense of $604,841, and foreign exchange loss of $49,094. The increase during the period is due to additional notes and loans issued to fund operations.

During the nine months ended September 30, 2018, our other expense items totaled $2,107,881 compared to $1,856,289 during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, our other expense items were comprised of interest expense of $2,140,314 and foreign exchange gain of $32,433. By comparison, during the nine months ended September 30, 2017, our other expense items were comprised of interest expense of $1,763,052 and foreign exchange loss of $93,237. The increase during the period is due to additional notes and loans issued to fund operations.

Income Taxes

As of September 30, 2018, the Company has net operating loss carryforwards of approximately $33,400,000 that may be available to reduce future years’ taxable income. As of September 30, 2018, the Company has a deferred tax asset of approximately $8,800,000 which has been completely offset by a valuation allowance. The Company believes that it is more likely than not that the carryforwards will expire unused as the Company has not been able to commence revenue generating activities to date.

Net Loss

Our net loss during the three months ended September 30, 2018 was $1,388,783 compared to a net loss of $1,204,630 during the three months ended September 30, 2017 due to the factors discussed above.

Our net loss during the nine months ended September 30, 2018 was $4,369,094 compared to a net loss of $3,477,202 during the nine months ended September 30, 2017 due to the factors discussed above.

Liquidity and Capital Resources

As of September 30, 2018, we had assets of $9,083,988, comprised of cash of $170,219, net property and equipment of $13,250, leasehold improvements of $1,427,970, a note receivable from a related party of $44,859, other receivables of $463,906, deferred lease expense of $176,482, an advance to CEN Biotech Ukraine, LLC, a related party, of $875,328, and net intangibles of $5,911,974. As of September 30, 2018, we had liabilities of $27,407,965 comprised of patent acquisition liability of $620,000, loans from related parties of $1,362,727, loans payable of $10,122,412, accrued interest and other expenses of $7,524,361, accounts payable of $219,692, convertible notes- related parties of $2,710,313 and convertible notes of $4,848,460.

Our indebtedness includes a patent acquisition liability of $620,000, accrued interest of $6,294,219, accrued interest to related parties of $858,965, as well as loans payable, loans payable to related parties, loans payable share interest, loans payable share interest to related parties, convertible notes and convertible notes to related parties totaling $19,043,912, with maturity dates as outlined below. We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $11,000. We are also currently in default of $32,272 of unsecured debt. We expect our operating and administrative expenses to be at least $2,400,000 annually. The convertible notes are due 2 years from issuance with notes maturing in 2018 through 2020.

Description	Maturity Date	Amount
Loan Payable	6/30/2016	$9,675,000
Loan Payable	11/21/2018	297,412
Loan Payable – Related Party	12/31/2018	837,727
Loan Payable – Related Party	10/2/2019	300,000
Loan Payable – Share Interest	11/16/2018	150,000
Loan Payable – Share Interest – Related Party	11/16/2018	225,000
Convertible Notes	On Demand	853,391
Convertible Notes	Q2 2018	15,600
Convertible Notes	Q3 2018	10,672
Convertible Notes	Q4 2018	541,540
Convertible Notes	Q1 2019	566,475
Convertible Notes	Q2 2019	405,000
Convertible Notes	Q3 2019	791,017
Convertible Notes	Q4 2019	457,701
Convertible Notes	Q1 2020	575,800
Convertible Notes	Q2 2020	117,000
Convertible Notes	Q3 2020	514,264
Convertible Notes Related Party	Q4 2018	598,000
Convertible Notes Related Party	Q1 2019	500,000
Convertible Notes Related Party	Q3 2020	1,612,313

Total		$19,043,912

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Nine months ended September 30, 2018 and 2017

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended September 30, 2018, we used $1,389,784 in operating activities compared to $1,319,601 used in operating activities during the nine months ended September 30, 2017. The increase between the two periods related primarily to an increase in our overall net loss, which was driven by interest expenses and professional fees compared to the nine months ended September 30, 2017. This was offset by the changes in operating assets and liabilities during the period.

 Cash Flows from Investing Activities

Our use of cash flow for investing activities during the nine months ended September 30, 2018 was $105,439 compared to $492,371 during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, our use of cash flows for investing activities were comprised of advances to CEN Ukraine of $100,000, and leasehold improvements of $5,439. By comparison, during the nine months ended September 30, 2017, our use of cash flows for investing activities was comprised of advances to CEN Ukraine of $350,000 and leasehold improvements of $142,371.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018, we received $1,580,464 through issuance of nonconvertible promissory notes, convertible notes and share interest loans payable to investors to fund our working capital requirements. During the nine months ended September 30, 2018, $230,000 of the share interest loans payable were repaid, and $21,600 of the convertible notes were repaid. During the nine months ended September 30, 2017, we received $1,809,980 through issuance of loans of convertible notes to investors to fund our working capital requirements.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services for nonemployees. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. As a result of the early adoption of this pronouncement, the Company measures these nonemployee awards at fair value on the grant date. The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.

Accounting Standards Issued but Not Yet Adopted

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company is currently evaluating the standard to determine the impact of its adoption on its consolidated financial statements and expects that its operating lease will be recognized as operating lease liability and right-of-use asset upon adoption.

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

Evaluation of disclosure and controls and procedures

As of September 30, 2018, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018, management determined that the Company did not maintain effective controls over the completeness, existence, accuracy and presentation and disclosure of the accounting for the acquisition of a patent and deferral on the recognition of rental expense related to a lease agreement for financial reporting, which resulted in a restatement of the previously issued September 30, 2017 condensed consolidated financial statements. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

              Between April 10, 2018 and September 30, 2018, CEN entered into loans and associated extension agreements with various parties. In consideration for such loans and associated extensions, CEN granted various individuals total aggregate amount of 45,000 and 141,400 unregistered shares of common stock of CEN during the three and nine months ended September 30, 2018, respectively.

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

Item 3. Defaults Upon Senior Securities.

              CEN has a payment default with respect to the term loan payable to Global Holdings International, LLC, in the principal amount of $9,675,000 and which bears compound interest at 15% per annum which was due on September 30, 2016. The aggregate amount due under this loan as of November 13, 2018 is $15,611,435. Interest and default interest and related fees currently accrue at approximately $524,000 per quarter. This note is secured by some of the Company's equipment which we value at approximately $11,000.

CEN has a payment default with respect to six unsecured convertible loans payable to six private investors, in the principal amount of $32,272 and which bear interest at 5% per annum which were due in May, June, September, and November 13, 2018. The aggregate amounts due under these loans as of November 13, 2018, including accrued interest, is approximately $36,500. Interest and default interest and related fees currently accrue at approximately $400 per quarter.

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

Dated: November 13, 2018

CEN BIOTECH, INC.

By:	/s/ Joseph Byrne
Name:	Joseph Byrne
Title:	Chief Executive Officer