Form 10-K
period 2018-12-31
CEN BIOTECH INC
filed 2019-04-16
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Common Stock, No Par Value per share

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X]	Smaller reporting company [X]
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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there were 8,696,313 shares of common stock, no par value per share, outstanding that were held by non-affiliates. The Registrant’s common stock has not traded on the OTC Markets or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares that is based on any market price.

As of April 16, 2019, there were 25,518,363 shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

ITEM 1. BUSINESS

 Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” that represent our beliefs, projections and predictions about future events. There are statements in this annual report that are not historical facts. All statements other than statements of historical fact are “forward-looking statements,” including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. These “forward-looking statements” can be identified by use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “positioned,” “project,” “propose,” “should,” “strategy,” “will,” or any similar expressions, as well as statements in the future tense. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include, without limitation, those discussed in “Item 1A. Risk Factors” of this Annual Report.

Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Although we believe that our assumptions underlying such forward-looking statements are reasonable, we do not guarantee our future performance, and our actual results may differ materially from those contemplated by these forward-looking statements. Our assumptions used for the purposes of the forward-looking statements made in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development of our lines of business and any products that we may manufacture or sell and our ability to raise additional funding sufficient to implement our strategy, as well as assumptions regarding Canadian and U.S. laws regarding the consumer or retail sale of marijuana products and accessories and the manufacture and distribution of such products and accessories, including zoning and banking regulations. We also assume that we will be able to raise additional capital to fund our operations while we develop a line of business to generate net revenues. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. In light of these numerous risks and uncertainties, we cannot provide any assurance that the results and events contemplated by our forward-looking statements contained in this annual report will in fact transpire. These forward-looking statements are not guarantees of future performance. You are cautioned to not place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements.

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

Background

CEN Biotech, Inc. (“CEN” or the “Company”) is a Canadian holding company, incorporated in Canada on August 4, 2013 as a subsidiary of Creative Edge Nutrition, Inc. (“Creative”), a Nevada corporation. Creative separated its planned specialty pharmaceutical business located in Canada by transferring substantially all of the assets and liabilities of the planned specialty pharmaceutical business to CEN and effecting a distribution (the “Spin-Off Distribution”) of CEN common stock to Creative shareholders on February 29, 2016. The Spin-Off Distribution was intended to be tax free for U.S. federal income tax purposes.

Prior to the Spin-Off Distribution, CEN initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario.  On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. On February 1, 2016 the Company commenced legal action against the Attorney General of Canada in the Ontario Superior Court of Justice for damages for detrimental reliance, economic loss, and prejudgment and post judgment interest, costs of the proceeding and other relief that the court may seem just. As of April 16, 2019 the action in the Ontario Superior Court of Justice is still ongoing. After evaluating this action, the Company decided to not pursue the development of its medical marijuana business and instead to seek to develop and pursue other businesses that are related to the cannabis and other industries, including Light Emitting Diode (“LED”) lighting and hemp-based industrial, medical and food products that have a tetrahydrocannabinol (THC) that is below 0.3%.

We are currently focused on the manufacturing, production and development of products within the cannabis industry, including LED lighting technology and hemp-based products. The Company intends to continue to explore the usage of hemp, which it now intends to cultivate for usage in industrial, medical and food products. Our website is located at http://www.cenbiotechinc.com. The information on our website is not part of this report and is not incorporated herein.

At present we are not able to estimate if or when we will be able to generate any revenues. Our consolidated financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, management has determined there is substantial doubt about our ability to continue as a going concern.

Overview

The Company has acquired the right to use a patent related to LED Lighting, as further discussed below, and intends to explore development opportunities of the LED lighting technology across manufacturing operations and intends to explore licensing opportunities across industries such as the horticultural industry, including for the purpose of growing marijuana, as well as the automotive, industrial and commercial lighting industries.

On December 14, 2017, the Company entered into an agreement with Bill Chaaban, our President and Chairman, and Usamakh Saadikh, a member of our board of directors, to acquire a 51% interest in Cen Ukraine LLC (“CEN Ukraine”), which currently holds a license, granted by the federal government of Ukraine, for the cultivation and processing of cannabis sativa for industrial, supplement, pharmaceutical and other purposes in Ukraine. As of April 16, 2019, the agreement has not yet closed as the Company needs to raise additional funds in order to proceed with the closing. After closing this acquisition, the Company intends to use the assets to continue to explore the usage of hemp, which it intends to cultivate for industrial, medical and food products. In addition, the Company intends to explore the development of medicinal marijuana outside of the United States.

Hemp is related to cannabis as both are classified under the same botanical category of Cannabis sativa L. A significant difference between the two is that recreational cannabis has significant amounts of tetrahydrocannabinol (THC) (5–20%), a psychotropic cannabinoid and very little amounts of CBD (cannabidiol) and CBG (cannabigerol), which have no psychotropic properties, whereas industrial hemp has virtually no THC (less than 0.3%). This level of THC in industrial hemp is not enough to provide psychotropic effects, which renders industrial hemp useless for recreational use or abuse. Canada, China and the United Kingdom are examples of major industrialized countries that we believe have grown industrial hemp responsibly and that derive maximum economic benefits from its cultivation.

Hemp is a plant easy to cultivate, with predictable harvests and produces overall negative carbon print compared to other agricultural sources used for production of biodiesels among other uses. Industrial hemp is rich in proteins and essential amino acids, which may render it as a preferred source of food and animal feed.

LED Lighting

On September 12, 2016, the Company executed an agreement dated August 31, 2016, as amended, to acquire a patent related to LED Lighting, from Tesla Digital, Inc., a Canadian Corporation, Tesla Digital Global Group, Inc., and Stevan Pokrajac (the “Sellers”). The patent intangible remains in the name of Tesla Digital, Inc. until full settlement of the terms of the agreement.  In the interim, pursuant to an updated agreement executed on April 15, 2019 between the Company and the Sellers, CEN has reaffirmed the rights to use the patented technology.  In connection with the acquisition the Company agreed to issue, at the closing, one million shares of common stock to the Sellers. Mr. Pokrajac will become an employee of an LED subsidiary that the Company plans to form, but which has not yet been formed, in connection with the development of the acquired technology, with compensation of $200,000 per year commencing with the start of operations after the acquisition is completed.

The Company intends to explore using the LED Lighting across manufacturing operations and licensing opportunities across multiple industries such as the horticultural industry, including for the purpose of growing marijuana, as well as the automotive, industrial and commercial lighting industries.

Hemp and Medical Marijuana

On December 14, 2017, the Company entered into a Controlling Interest Purchase Agreement (the “Agreement”) with Bill Chaaban, our President and Chairman of the Board of Directors, and Usamakh Saadikh to acquire 51% of the outstanding equity interests in Cen Ukraine, a corporation that was organized and has its principal offices in Ukraine. The agreement, which is subject to certain conditions, has not closed as of April 16, 2019 as the Company needs to raise additional funds in order to proceed with the closing. Cen Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Cen Ukraine currently holds a license, granted by the federal government of Ukraine, for the cultivation and processing of cannabis sativa for industrial, supplement, pharmaceutical and other purposes in Ukraine. The consideration will be paid by issuing common shares of the Company.

The Company intends, through Cen Ukraine, to continue to explore the usage of hemp, which it intends to cultivate for industrial, medical and food products. In addition, the Company intends to explore the development of medicinal marijuana outside of the United States.

The Company’s initial plans for the development of non-marijuana grade hemp include targeting the automotive industry to supply hemp fiber, and investigating other industrial applications, and developing hemp nutritional supplement and beverage products for the distribution through the extensive Ukrainian pharmacy network.

Industrial hemp has many uses, including paper, textiles, biodegradable plastics, construction, health food, and fuel.  It also runs parallel with the "Green Future" objectives that are becoming increasingly popular. Hemp requires little to no pesticides or herbicides, controls erosion of the topsoil, and produces oxygen. Furthermore, hemp can be used to replace many potentially harmful products, such as tree paper the processing of which uses chlorine bleach, which results in the waste product polychlorinated dibensodioxins, popularly known as dioxins, which are carcinogenic, and contribute to deforestation, cosmetics, and plastics, most of which are petroleum-based and do not decompose easily. The strongest chemical needed to whiten the already light hemp paper is non-toxic hydrogen peroxide.

In addition, the Company intends to explore the development of legal medicinal marijuana outside of the United States.

Raw Materials and Components

We may utilize strategic partners, contract manufacturers, and/or other third-party suppliers for the production of our LED Lighting Products. The raw materials and supplies required for the production of our lighting products may be available, in some instances from one supplier, and in other instances, from multiple suppliers. In those cases where raw materials are only available through one supplier, such supplier may be either a sole source (the only recognized supply source available to us) or a single source (the only approved supply source for us among other sources). We, our strategic partners, contract manufacturers, and/or other third-party suppliers will adopt appropriate policies to attempt, to the extent feasible, to minimize our raw material supply risks, including maintenance of greater levels of raw materials inventory and implementation of multiple raw materials sourcing strategies, especially for critical raw materials. Although to date we have not experienced any significant delays in obtaining any raw materials from suppliers, we cannot provide assurance that we, our strategic partners, contract manufacturers, and/or other third-party suppliers will not face shortages from one or more of them in the future.

Research and Development

On September 12, 2016, the Company executed an agreement to acquire a patent related to LED Lighting, from Tesla Digital, Inc., a Canadian Corporation and Stevan Pokrajac. The patent intangible remains in the name of Tesla Digital, Inc. until full settlement of the terms of the agreement. In the interim, pursuant to an updated agreement executed on April 15, 2019 between the Company and the Sellers, CEN has reaffirmed the rights to use the patented technology. As part of the acquisition Mr. Pokrajac will become an employee of an LED subsidiary that the Company plans to form, but which has not yet been formed, with compensation of $200,000 per year commencing with the start of operations.

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

Customers

We currently do not have any customers for our LED Lighting Products and we have not yet developed any hemp-based products.

Intellectual Property

On September 12, 2016, the Company executed an agreement to acquire assets, including patented LED Lighting, from Tesla Digital, Inc. (a Canadian corporation) and Stevan (Steve) Pokrajac. The patent intangible remains in the name of Tesla Digital, Inc. until full settlement of the terms of the agreement.  In the interim, pursuant to an updated agreement, executed on April 15, 2019 between the Company and the Sellers, CEN has reaffirmed the rights to use the patented technology.  In connection with the acquisition the Company agreed to issue one million shares of common stock to the Sellers.

The patent referenced above was issued on May 13, 2014 under Patent No. US 8,723,425 by the United States Patent Office, and has a duration until June 17, 2031.

On October 4, 2018, the Company entered into an amendment to the Share Purchase Agreement (the “PTT Agreement”) by and between the Company and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. to extend the closing date under the PTT Agreement to December 15, 2018. On April 3, 2019, the Company entered into an amendment to the Share Purchase Agreement, which extended the closing date of the PTT Agreement to December 31, 2019.

Employees

We have four full time employees and no part time employees. We engage consultants to provide us with the services we need to plan and develop our facilities and products.

Recent Developments

On July 31, 2018, the Company entered into a Share Purchase Agreement with AstralENERGY Solar Manufacturing Corporation, LTD ( “AstralENERGY”), a corporation incorporated under the laws of Canada. Under the terms of the Agreement, the Company will acquire (the “Acquisition”) 70% of the outstanding common stock in the capital of AstralENERGY. The Company will issue an aggregate 2,500,000 shares of common stock of the Company as consideration for the Acquisition. AstralENERGY is a manufacturer of architecturally designed solar panels for residential and commercial solar production.  AstralENERGY also has developed integrated multi-function LED street lighting systems. Consummation of the Acquisition is subject to the conditions specified in the Agreement, including the receipt by the Company of the audited financial statements of AstralENERGY, prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As of April 16, 2019, this transaction has not closed.

Near Term Operating Plan

Our near-term operating plans are based on us obtaining financing through debt or equity raises of approximately $50,000,000 USD. Generally, the funds are planned to be invested as follows: $25 million in hemp activities, $20 million in LED lighting manufacturing and $5 million in general operating costs.  There can be no assurance that the Company will be able to raise the foregoing funds or proceed as planned.

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

We have incurred substantial net losses since our inception and may continue to incur losses for the foreseeable future, as we continue our product development activities. As a result of our limited operating history, we have limited historical financial data that can be used in evaluating our business and our prospects and in projecting our future operating results. Through December 31, 2018, we have accumulated a total deficit of $35,655,053.

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

Cannabis-based products and the number of companies that produce them have experienced rapid growth in recent years, stemming in part from recent trends toward legalization of cannabis in industrialized countries. Consequently, we will be operating in a highly competitive marketplace with various competitors. Increased competition may result in lower than anticipated gross margins and/or loss of market share, either of which would seriously harm its business and results of operations. Management cannot be certain that we will be able to compete against current or future competitors or that competitive pressure will not seriously harm our business. Some of our potential competitors are much larger and have greater access to capital, sales, marketing and other resources. These competitors may be able to respond more rapidly to new regulations or devote greater resources to the development and promotion of their business model than we can. Furthermore, some of these competitors may make acquisitions or establish co-operative relationships among themselves or with third parties in the industry to increase their ability to rapidly gain market share.

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

We may outsource our manufacturing of our future products to third parties for an indefinite period. Our reliance on contract manufacturers and suppliers exposes us to risks, including the following:

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

An unexpected interruption of supply or a significant increase in the cost of components, whether to us or to our contract manufacturers for any reason, such as regulatory requirements, import restrictions, loss of certifications, disruption of distribution channels as a result of weather, terrorism or acts of war, fire, earthquake, or other national disaster, a work stoppage or other labor-related disruption, failure in supply or other logistical channels, electrical outages, or other events, could result in significant cost increases and/or shortages of our products. Our inability to obtain a sufficient amount of products or to pass through higher cost of products we offer could have a material adverse effect on our business, financial condition or results of operations.

We have limited experience in marketing our products and services.

We have undertaken limited marketing efforts for our future products and services. Our future sales and marketing teams, and/or those of our strategic partners, will compete against the experienced and well-funded sales organizations of competitors. Our future revenues and ability to achieve profitability will depend largely on the effectiveness of our sales and marketing team, and we will face significant challenges and risks related to marketing our services, including, but not limited to, the following:

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

We may rely to our detriment on third-party distributors for sales, marketing and distribution activities.

We may rely on third-party distributors to sell, market, and distribute any future products. Because we may rely on third-party distributors for sales, marketing and distribution activities, we may be subject to a number of risks associated with our dependence on these third-party distributors, including:

●	The failure by us to select or use appropriate distributors, or the ineffectiveness of the sales and marketing strategies of such distributors;

●	lack of day-to-day control over the activities of third-party distributors;

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

At December 31, 2018, CEN has current notes, loans, accounts payable, accrued interest and accrued expenses aggregating $24,407,758. Since CEN has no current revenue, we will have to locate other sources of debt or equity financing in order to meet these obligations. If we are unable to do so, we may default on some commitments which could have a very negative effect on our business or cause us to cease our business altogether.

  We are subject to the periodic reporting requirements of the Exchange Act that require us to perform accounting and reporting obligations with limited resources.

Following the filing of our registration statement on Form 10, we became required to file periodic reports with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act and the rules and regulations promulgated thereunder. The reporting obligations require additional staff or consulting expenses. In addition, we have limited resources to allocate to such compliance functions, which increase the possibility of non-compliance.

 Our reputation in the industry will be very important as we grow the business, and any negative impact on our reputation could be damaging to our business.

Our participation in the cannabis industry creates the risk that our business may result in negative publicity and public opinion.   In addition, the hemp plant and the cannabis/marijuana plant are both part of the same cannabis sativa genus/species of plant, except that hemp, by definition, has less than 0.3% THC content and is legal under federal and state laws, but the same plant with a higher THC content is cannabis/marijuana, which is legal under certain state laws, but which is not legal under federal law. The similarities between these plants can cause confusion, and our activities with legal hemp may be incorrectly perceived as us being involved in federally illegal cannabis/marijuana. Also, despite growing support for the cannabis/marijuana industry and legalization of cannabis/marijuana in certain U.S. states, many individuals and businesses remain opposed to the cannabis/marijuana industry. Any negative press resulting from any incorrect perception that we have entered into the cannabis/marijuana space could result in a loss of current or future business. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us or to own our common stock. We cannot assure you that additional business partners, including but not limited to financial institutions and customers, will not attempt to end or curtail their relationships with us. Any such negative press or cessation of business could have a material adverse effect on our business, financial condition, and results of operations.

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

As of April 16, 2019, there is currently no established public market whatsoever for our securities.

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

In connection with the distribution by Creative of CEN’s common stock on February 29, 2016 and the Form 10 registration statement filed by CEN to register its shares of common stock under the Exchange Act, CEN received comments by the Staff of the SEC, including a letter dated May 4, 2016 in which the Staff noted that they “…continue to question the absence of Securities Act registration of the spin-off distribution.” In the event that the distribution of shares of CEN’s common stock was a distribution that required registration under the Securities Act, then the Company could be subject to enforcement action by the SEC that claims a violation of Section 5 of the Securities Act and could be subject to a private right of action for rescission or damages. While we have determined for the purpose of our financial reporting this matter is not material, there can be no assurance that liability will not arise in the future in connection with this matter.

Our shares may not become eligible to be traded electronically which would result in brokerage firms being unwilling to trade them.

If we become able to have our shares of common stock quoted on the OTCQB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCQB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker-dealers for stock transactions - like all companies on the OTCQB. While DTC-eligibility is not a requirement to trade on the OTCQB, it is a necessity to process trades on the OTCQB if a company’s stock is going to trade with any volume.

We have been advised that DTC retains the right to deny a company the ability to use their depository without providing a reason for the denial. The eligibility review process should include a clean presentation of facts and documents that meet DTC’s standards. Eligibility requirements include that the securities must be: issued in a transaction registered with the SEC pursuant to the Securities Act; or issued in a transaction exempt from registration pursuant to the 1933 Act exemption, that at the time of the request for DTC eligibility no longer involves transfer or ownership restrictions; or eligible for resale pursuant to Rule 144A or Regulation S under the Securities Act (and must otherwise meet DTC's eligibility criteria).

Although we believe that we meet the requirements of DTC listing, there are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

Our goal is to have our shares listed on an exchange but cannot predict the likelihood or timing of that happening.

Our goal is to have our shares listed on an exchange such as the NYSE American or NASDAQ Capital Market. Each such market has various requirements regarding a company’s financial condition and other matters like independent directors and other corporate governance matters. We cannot predict the likelihood or timing of any application to any such exchange or if any such exchange would approve a listing. We do not currently satisfy the financial requirements for any such listing.

 Any market that develops in shares of our common stock may be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

Our shares may be considered a “penny stock.” Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification will severely and adversely affect any market liquidity for our common stock if our shares have a market price of less than $5.00 per share. We cannot predict the likely price of our shares if a market does develop.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

In connection with the distribution by Creative of CEN’s common stock on February 29, 2016 and the Form 10 registration statement filed by CEN to register its shares of common stock under the Exchange Act, CEN received comments by the Staff of the SEC, including a letter dated May 4, 2016 in which the Staff noted that they “…continue to question the absence of Securities Act registration of the spin-off distribution.” In the event that the distribution of shares of CEN’s common stock was a distribution that required registration under the Securities Act, then the Company could be subject to enforcement action by the SEC that claims a violation of Section 5 of the Securities Act and could be subject to a private right of action for rescission or damages. Based on management’s estimate, any potential liability related to this matter would not be material.

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

There can be no assurance that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue-sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Holders

As of April 16, 2019, there were approximately 276 stockholders of record of our common stock, according to the records of our transfer agent, and an unknown number of additional holders whose stock is held in ‘street name.’

Dividends

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near-term income.

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

Securities Authorized for Issuance under Equity Compensation Plans

We adopted, and our stockholders approved, the Cen Biotech, Inc. 2017 Equity Compensation Plan (the “2017 Plan”), effective as of November 29, 2017. Under such plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of 20,000,000 shares of our common stock are reserved for issuance under the 2017 Plan. A total of 18,437,120 restricted shares have been granted, 15,824,620 restricted shares have vested as of December 31, 2018, and no restricted stock awards have been forfeited under this plan. Restricted stock awards totaling 2,275,000 shares have not vested as of April 16, 2019.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2018 about our outstanding restricted stock agreements and shares of common stock reserved for future issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon expiration of time restriction	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,275,000	NA	1,562,880
Equity compensation plans not approved by security holders	0	0	0
Total	2,275,000	0	1,562,880

Recent Sales of Unregistered Securities

Since December 31, 2018 the Company has issued 7 new convertible notes totaling 200,675.20 USD with conversion rights to 125,422 common shares.

Issuances of Common Stock:

  During 2018, CEN entered into loans and associated extension agreements with various parties. In consideration for such loans and associated extensions, CEN granted several individuals total aggregate amount of 184,400 unregistered shares of common stock of CEN during the year ended December 31, 2018.

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

On December 31, 2018, the Company issued 12,120 shares of its common stock to individuals for the payment of their services. These awards vested immediately. The expense related to the stock awarded to non-employees for services rendered was recognized on the grant date.

The unregistered shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

Issuances of Convertible Notes:

During 2018, net convertible notes totaling $1,545,887, convertible into 966,180 shares of common stock, were issued.

The unregistered shares of the convertible notes were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 27, 2018, the Company executed a share repurchase agreement with James Robinson, pursuant to which the Company repurchased from Mr. Robinson 714 shares of special voting stock in the capital of the Company, at a purchase price in the aggregate amount of $0.07. The title of the class of such shares was “Special Voting” shares of the Company. Each such share of capital stock was entitled to 500 votes. This entire class of special voting stock, which was the only outstanding special voting stock of the Company, has been redeemed, retired and cancelled. The common shareholders now hold the only voting stock of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

We are considered to be a smaller reporting company, as defined by Section 229.10(f)(1) of the Securities Act, and, therefore, are not required to provide the information required by this Item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data discussed below is derived from our audited consolidated financial statements for the fiscal years ended December 31, 2018 and 2017, which are found elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. The financial data discussed below is only a summary and investors should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

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

Fiscal Year Ended December 31, 2018 Compared To Fiscal Year Ended December 31, 2017.

The following table reflects our operating results for the years ended December 31, 2018 and 2017:

Operating Summary	Year ended December 31, 2018	Year ended December 31, 2017	Change
Revenues, net	$-	$-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses	(4,370,707)	(11,614,227)	62.37%
Net Operating Loss	(4,370,707)	(11,614,227)	62.37%
Other Expense	(3,159,654)	(2,466,227)	-28.12%
Net Loss	$(7,530,361)	$(14,080,454)	46.52%

 Revenue

We recognized no revenue during the twelve months ended December 31, 2018 and 2017 as we have not commenced revenue generating operations as yet.

Operating Expenses

During the fiscal year ended December 31, 2018, our operating expenses were $4,370,707 compared to $11,614,227 during the prior fiscal year. During the twelve months ended December 31, 2018, our operating expenses were comprised of salary and consulting fees of $448,463, stock-based compensation expense of $682,000, general and administrative expenses of $1,970,129, and impairment of leasehold improvements of $1,270,115. An impairment assessment as of December 31, 2018 concluded the investment at 20 North Rear Road was substantially impacted by the changes in Canada’s Medical Marihuana Purposes Regulations (MMPR) and the Company reported impairment charges of $1,270,115 in 2018 based upon the assessment related to specialty use elements of the improvements and that at this time, the Company cannot make the final additions that will be necessary for the site to function as a growing space.

By comparison, during the twelve months ended December 31, 2017, our operating expenses were comprised of salary and consulting fees of $1,244,996, stock-based compensation expense of $7,777,900, and general and administrative expenses of $2,591,331. Expenses incurred during the fiscal year ended December 31, 2018 compared to fiscal year ended December 31, 2017 decreased primarily due to stock-based compensation.

Other Income and Expense Items

During fiscal year ended December 31, 2018, our other expense, net was $3,159,654 compared to $2,466,227 during the prior fiscal year. During the twelve months ended December 31, 2018, our other income and expense items were comprised of interest expense of $2,871,012, interest income of $9,395, change in the fair value of our patent acquisition liability of $390,000, and foreign exchange gain of $91,963. By comparison, for the twelve months ended December 31, 2017, our other expense items were comprised of interest expense of $2,377,102 and foreign exchange loss of $89,125. The increase during the year is due to interest expense on additional notes and loans issued during 2018 to fund operations.

Income Taxes

As of December 31, 2018, the Company has net operating loss carry forwards of approximately $36,500,000 that may be available to reduce future years’ taxable income. As December 31, 2018, the Company has a deferred tax asset of approximately $9,700,000 which has been completely offset by a valuation allowance. The Company believes that it is more likely than not that the carryforwards will expire unused as the Company has not been able to commence revenue generating activities to date.

Net Loss

Our net loss for the fiscal year ended December 31, 2018 was $7,530,361 compared to a net loss of $14,080,454 during the fiscal year ended December 31, 2017 due to the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2018, we had assets of $7,314,565, comprised of cash of $3,193, net property and equipment of $166,509, a note receivable from a related party of $44,859, other receivables of $418,905, an advance to fund the operations of CEN Biotech Ukraine, LLC, a related party, of $875,328, and net intangibles of $5,805,771. As of December 31, 2018, we had liabilities of $28,575,958 comprised of a patent acquisition liability of $1,010,000, loans from related parties of $1,360,806, loans of $10,107,205, accrued interest and other expenses of $8,209,098, accounts payable of $206,521, convertible notes- related parties of $2,538,681 and convertible notes of $5,143,647.

Our $28,575,958 of indebtedness includes a patent acquisition liability of $1,010,000, accrued interest of $6,860,494, accrued interest to related parties of $946,227, as well as loans payable, loans payable to related parties, convertible notes and convertible notes to related parties totaling $19,150,339, with maturity dates as outlined below. The convertible notes are due 2 years from issuance with notes maturing in 2018 through 2020. We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $9,000. We are also currently in default of $3,737,666 of unsecured debt. We expect our operating and administrative expenses to be at least $2,400,000 annually.

Description	Maturity Date	Amount
Loan Payable	6/30/2016	$9,675,000
Loan Payable	11/21/2018	282,205
Loan Payable – Related Party	12/31/2018	835,806
Loan Payable – Related Party	10/2/2019	300,000
Loan Payable – Share Interest	3/16/2019	150,000
Loan Payable – Share Interest – Related Party	3/16/2019	225,000
Convertible Notes	On Demand	809,755
Convertible Notes	Q2 2018	14,000
Convertible Notes	Q4 2018	74,000
Convertible Notes	Q1 2019	1,046,287
Convertible Notes	Q2 2019	405,000
Convertible Notes	Q3 2019	791,017
Convertible Notes	Q4 2019	457,701
Convertible Notes	Q1 2020	575,800
Convertible Notes	Q2 2020	117,000
Convertible Notes	Q3 2020	514,264
Convertible Notes	Q4 2020	338,823
Convertible Notes Related Party	Q1 2019	926,368
Convertible Notes Related Party	Q3 2020	1,612,313

Total		$19,150,339

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Fiscal Year Ended December 31, 2018 Compared To Fiscal Year Ended December 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the fiscal year ended December 31, 2018, we used $1,724,001 in operating activities compared to $2,176,862 during the fiscal year ended December 31, 2017. The decrease between the two periods related primarily to a decrease in our overall net loss and increase in current operational liabilities.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the fiscal year ended December 31, 2018 totaling $105,439 compared to the prior period of $510,724. During the twelve months ended December 31, 2018, our use of cash flows for investing activities were comprised primarily of advances to CEN Ukraine of $100,000. By comparison, for the twelve months ended December 31, 2017, our use of cash flows for investing activities were comprised primarily of advances to CEN Ukraine of $350,000, which were made to fund the operations of CEN Ukraine.

Cash Flows from Financing Activities

Cash flow provided by financing activities during the fiscal year ended December 31, 2018 totaling $1,747,655 compared to the prior period of $2,710,183. During the fiscal year ended December 31, 2018, we received $2,170,887 through issuance of loans and convertible promissory notes payable to investors to fund our working capital requirements. During 2018, we repaid $423,232 of our debts. During the fiscal year ended December 31, 2017, we received $2,710,193 through issuance of loans of convertible notes to investors to fund our working capital requirements. During 2017 we repaid $10,000 of our debts.

CEN has no committed source of debt or equity financing. Our Executive team and Board are seeking additional financing from their business contacts, but no assurances can be given that such financing will be obtained or, if obtained, on what terms. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal period ended December 31, 2018 that states that our lack of committed resources causes substantial doubt about our ability to continue as a going concern

Recently Issued Accounting Pronouncements

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, the new revenue recognition standard that requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The Company is still in its startup phase and is not generating revenues at this time; therefore, this standard has no impact on its consolidated financial statements until revenues are generated. When revenues are generated, the Company will follow the provisions of the new standard.

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updated (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to mainly change the accounting for investments in equity securities and financial liabilities carried at fair value as well as to modify the presentation and disclosure requirements for financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The adoption of this pronouncement did not have an impact on the Company’s financial statements.

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

Accounting Standards Issued But Not Yet Adopted

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company has evaluated the standard to determine the impact of its adoption, using the modified retrospective approach, effective January 1, 2019 on its consolidated financial statements and expects that its operating leases will be recognized as operating lease liabilities and right-of-use assets of approximately $256,000. The cumulative adjustment to retained earnings is not expected to be significant.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of December 31, 2018 and 2017 and for the years then ended start on page 42.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Evaluation of disclosure and controls and procedures

As of December 31, 2018, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is a list of the names, ages and positions of our directors and executive officers.

Name	Age	Position(s)
Bahige (Bill) Chaaban	46	President, Chairman of the Board of Directors
Joseph Byrne	65	Chief Executive Officer and Director
Richard Boswell	52	Senior Executive Vice President, Chief Financial Officer and Director
Brian Payne	50	Vice President and Director
Harold Aubrey de Lavenu	53	Director
Ameen Ferris	50	Director
Donald Strilchuck	59	Director
Alex Tarrabain	56	Director
Dr. Usamakh Saadikh	54	Director

Biographies of Directors and Executive Officers

Bahige (Bill) Chaaban is our President and Chairman of the Board since July 2017. Previously, Mr. Chaaban served as the Chief Executive Officer of CEN Biotech from the company’s inception in August 2013 until July 2017. Mr. Chaaban also serves as the Chief Executive Officer and Chairman of the Board of CEN Biotech Ukraine LLC, since November 2014. Mr. Chaaban founded and served as President of CGIA, Inc., Supplement Group, Inc., F1 Fulfillment, Inc., and Fitness One, Inc. from October 1998 until April, 2016. Mr. Chaaban has over 30 years of experience in the nutrition industry, including, retail, online and wholesale sales, and design and manufacturing of dietary supplements. Mr. Chaaban served as the Chief Executive Officer of Creative Edge Nutrition, Inc. from April 2012 until December 2014. Mr. Chaaban was the founder of Edge Nutrition, which operated retail nutrition stores in the USA and Canada. Mr. Chaaban is a licensed attorney in the USA and Canada. He holds a Bachelor of Commerce degree from the University of Alberta; a Bachelor of Law degree from the University of Windsor; a Juris Doctor from the University of Detroit Mercy; a Master of Laws degree from Wayne State University; and an Honorary Doctorate from the International Personnel Academy. Mr. Chaaban is qualified to serve as President and to continue serving as Chairman of the Board as he founded the company and has helped to create a global footprint for the Company and its subsidiaries. Mr. Chaaban founded and served as President of CGIA, Inc., Supplement Group, Inc., F1 Fulfillment, Inc., and Fitness One, Inc. Mr. Chaaban determined that he could not devote the time necessary to CEN and these businesses. After careful deliberation, these businesses were closed in April, 2016 and bankruptcies were filed for each in April, 2016.

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

Richard Boswell is our Chief Financial Officer and a member of our Board since July 2017. Mr. Boswell has 25 years of management experience working with companies of various sizes from start-ups through Fortune 10 listed organizations. His vast array of experience includes multiple industries, such as financial services, automotive, information technology, retail, and consulting. He has held key positions overseeing different functions such as information technology, investment analysis, financial planning, process improvement, sales and technology evaluation. Since February 2011 Mr. Boswell has been providing consulting service to clients through his company, BITS Group Inc. BITS Group Inc. provides business consulting and interim or outsourced executive services. Since January 2014, Mr. Boswell has been providing financial and business services to CEN Biotech through his company. Mr. Boswell holds BBA and MBA from Northwood University. Mr. Boswell also did post graduate studies in strategy and innovation management at Lawrence Technological University. Mr. Boswell’s diverse background and experience working with companies of differing sizes will add valuable contributions to the Board as the Company transitions through growth.

Brian Payne is our Vice President and a member of our Board since July 2017. Mr. Payne also worked for the Company since July 2015 as our marketing consultant. Mr. Payne is a business and community leader with over 25 years’ experience in domestic and global supply chains, trade and government relations, change management and manufacturing, primarily in the food and agriculture sectors. Mr. Payne began his career in the international trade arena, catering to automotive and heavy manufacturing companies like General Motors, John Deere, and NaviStar. In 1996, Mr. Payne worked for PepsiCo Global Restaurants, responsible for Project Management across the Pizza Hut brand. In 1999, Mr. Payne served as Director of Distribution. In 2002, Mr. Payne served a supply chain function for a national food company. In 2005, Mr. Payne led the supply chain and regulatory compliance functions for Pizza Pizza Ltd. Since May 2012, Mr. Payne has served as President of his own consulting firm, IMS, which specialized in consulting and outsourced executive functions related to manufacturing, supply chain, trade, regulatory and finance areas. Mr. Payne’s client base includes Caesars Entertainment (Las Vegas, NV), Blueline Food Service Distribution (Detroit, MI), The Windsor Essex Economic Development Corporation (Windsor, ON), the Unified Purchasing Group Canada (Toronto, ON) and Thomas Canning (Maidstone) Limited. Mr. Payne served as Vice President of Thomas Canning (Maidstone) Inc. from January 2015 to April 2017. Mr. Payne is active in his community of Windsor Essex where he serves as Vice Chair of the Board of Directors of Hotel Dieu Grace Healthcare, and a Director of The Lakeview Montessori School and the Hospice of Windsor Essex. Mr. Payne holds a BA in Political Science from the University of Windsor. Mr. Payne’s track record of business success and leadership related to distribution and supply chain fills an important role on the Board. Mr. Payne also served as Vice President of Thomas Canning (Maidstone) Inc., though he voluntarily left the employment prior to the owners filing for insolvency proceedings in June 2017.

Harold Aubrey De Lavenu is a member of our Board since July 2017. Mr. Aubrey De Lavenu is a successful businessman with military background, currently based in the South of Portugal.  Mr. De Lavenu has been the director of his company, Hammers ‘n’ Blades, since September 2002. After joining the British Royal Navy in 1983, pursuing a vocation as a Mine Clearance Diver (Navy Seal), Mr. De Lavenu was trained to work as an Explosive Ordinance Disposal Specialist. Mr. Aubrey De Lavenu insights from his vast international experiences will offer excellent cultural perspective to strategic activities of the Board.

Ameen Ferris is a member of our Board since July 2017. Mr. Ferris is a successful entrepreneur who has founded numerous retail/wholesale companies, and brands. In 1991, Mr. Ferris founded the retail chain, Healthy’s Nutrition (“Healthy’s”), a specialty retail company focusing on quality health supplements. Mr. Ferris built a multi-million dollar company with limited resources, and established a thriving Canadian retail chain with warehousing, a full line of private label supplements including, sports nutrition, ailment specific herbal supplements and vitamins. He also co-branded the Healthy’s concept in department stores such as The Hudson Bay Company, Eatons and in select grocery chains. Healthy’s was acquired in 2006 by the publicly traded corporation, Planet Organic. In 2005, Mr. Ferris also established the Low Carb Store, one of Canada’s premier specialty food locations. Mr. Ferris founded Natural Choice Distribution, developing and distributing leading natural supplements, diet products, sports nutrition and therapeutic herbal health supplements. Specializing in brand development, Mr. Ferris entered into an exclusive contract through his own company, Brandrouse, in 2008 through May 2017 by the biotechnology company LivCorp Inc. (a division of Delivra Inc.) with the task of developing their OTC topical product on a start-up budget. From a white label, he established the market orientation and strategy for the brand LivRelief™. His contributions included, strategy, segmentation, targeting and positioning of the brand, involvement and guidance with product development, refinements and extensions, package design of all LivRelief consumer products in Canada, development of LivRelief’s image as a customer-centric brand, marketing and advertising of LivRelief products In May 2017, Mr. Ferris founded the brand consulting firm Brand Rouse. Mr. Ameen complements the board with his strong marketing background.

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

Dr. Usamakh Saadikh, is a member of our Board of Directors and the Vice President of International Business Development since June 2018. Dr. Saadikh has developed many government and business contacts throughout the Middle East and Europe over the past 25 plus years. His skills and relationships are important for CEN Biotech’s international strategy. Since August 2017, Dr. Saadikh has been employed with Eastern Starr Canada, a wholly owned subsidiary of CEN Biotech, in an advisory role, making important introductions related to the development of future opportunities for CEN Biotech. In June 2014, Dr. Saadikh co-founded CEN Biotech Ukraine LLC where he focused on the formation of the company. Prior to 2014, Dr. Saadikh was the general manager of the International Trade Company based in Kiev, Ukraine. Dr. Saadikh holds a BA and a PhD from Moscow Institute of Applied Biotechnology. Dr. Saadikh’s extensive international experience and long-standing relationships with business and governmental contacts make him an ideal addition to the Board of Directors and executive team.

Family Relationships

Alex Tarrabain and Bill Chaaban are brothers-in-law.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2018 and written representations that no other reports were required, the Company believes that all person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Board of Directors

We currently have nine directors, two of whom are independent directors. Directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our current directors’ term of office expires at the annual shareholders meeting in 2019. All officers are appointed annually by the board of directors and serve at the discretion of the board. If at any point we have an even number of directors, the Chairman does not have a casting vote and accordingly tie votes on issues may not be able to be resolved.

All directors will be reimbursed by CEN for any expenses incurred in attending board meetings provided that CEN has the resources to pay these fees. CEN will apply for officers and directors liability insurance at such time when it has the resources to do so.

Board Risk Oversight

The Board has an active role, as a whole, in overseeing risk management. The Board regularly reviews information regarding the Company’s liquidity and operations, as well as the risks associated with each. As our common stock is not yet listed on a national exchange, we are not required under the to maintain any independent committees of our Board of Directors, including an audit committee or a risk management committee. In the event that we list on a national securities exchange we will form the appropriate committees.

Meetings of the Board of Directors

The Board held six formal meetings during 2018.  Each director attended at least 75% of all meetings of the Board during 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers, and our two highest compensated individuals not serving as executive officers, for the two fiscal years ended December 31, 2018 and 2017, which includes cash compensation, stock options awarded in lieu of cash compensation, and all other compensation:

2018 SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year Ended December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Bill Chaaban	2018	$31,200	-	$279,000	-	-	-	-	$310,200
President	2017	$2,600	-	$4,623,650	-	-	-	$20,000	$4,646,250

Joseph Byrne	2018	$31,200	-	$186,000	-	-	-	-	$217,200
Chief Executive Officer	2017	$2,600	-	$229,400	-	-	-	-	$232,000

Richard Boswell	2018	$31,200	-	$74,400	-	-	-	-	$105,600
Senior Executive Vice President and Chief Financial Officer	2017	$2,600	-	$2,585,400	-	-	-	-	$2,588,000

Brian Payne	2018	$31,200	-	$93,000	-	-	-	-	$124,200
Vice President	2017	$2,600	-	$206,150	-	-	-	$22,743	$231,493

Outstanding Equity Awards to Executive Officers at Fiscal Year-End 2018

The following table sets forth information regarding outstanding restricted stock awards to our named executive officers as of December 31, 2018:

	Restricted stock awards
Name	Equity incentive plan awards: Number of non- vested restricted shares outstanding (#)(1)	Equity incentive plan awards: market or payout of unearned shares, units or other rights that have not vested ($)(1)	Award expiration date
Joseph Byrne	600,000	$372,000	December 2020
Bahige (Bill) Chaaban	862,500	$534,750	November 2020
Richard Boswell	230,000	$142,600	November 2020
Brian Payne	287,500	$178,250	November 2020

(1)

On November 30, 2017, executive officers were granted a one-time equity award of restricted shares of the Company’s common stock pursuant to a Restricted Stock Agreement, provided that the officers continue to be employed by the Company, and will fully vest in the event of a Change in Control, as further described on the Current Report on Form 8-K, filed on December 5, 2017.

Compensation of Directors

The following table sets forth information regarding each element of compensation that we paid or awarded to our non-executive directors for the fiscal year ended December 31, 2018:

Name	Year	Cash Comp.	Equity Awards ($) (1)	All other compensation ($)	Total
Ameen Ferris	2018	-	-	-	-
Harold Aubrey de Lavenu	2018	-	-	-	-
Donald Strilchuck	2018	-	-	-	-
Alex Tarrabain	2018	-	-	-	-
Dr. Usamakh Saadikh	2018		$12,400	-	$12,400

(1)

On June 7, 2018, the Company granted a one-time equity award of 20,000 restricted shares of the Company’s common stock pursuant to a Restricted Stock Agreement, to Dr. Usamakh Saadikh, a non-executive director of the Company, which vested immediately and remains outstanding as further described on the Current Report on Form 8-K, filed on June 12, 2018.

Employment and Consulting Agreements

On November 30, 2017, the Company entered into an executive employment agreement (“Employment Agreement”) with certain executives (an “Executive”) of the Company, previously appointed by the Board. Under each Employment Agreement, the Executive with receive a base compensation and restricted stock of the Company, to vest at the earlier of (i) over a three-year period, provided that the Executive continues to be employed by the Company, or (ii) in the event of a change of control in the Company. In the event of termination, the Executive will receive any unpaid salary and reimbursement of expenses. In the event of a Change in Control (as defined in the Employment Agreement) or a strategic transaction, the Board may, but is not obligated to, provide the Executive with additional compensation, including additional stock options or restricted stock, for services outside of the Executive’s general scope of duties and responsibilities. Each Employment Agreement has an indefinite term. Under the respective Employment Agreement:

●

Bahige (Bill) Chaaban, President of the Company, Mr. Chaaban will receive compensation in the form of a base annual salary of $31,200 and a grant of 8,750,000 of restricted stock of the Company, of which 7,400,000 vested immediately and the remaining vesting ratably each month over the next 36 months. No additional grants of restricted stock were made in 2018.

●

Joseph Byrne, Chief Executive Officer of the Company, Mr. Byrne will receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 of restricted stock of the Company, of which 325,000 vested immediately and the remaining vesting ratably each month over the next 36 months. No additional grants of restricted stock were made in 2018.

●

Richard Boswell, Senior Executive Vice President and Chief Financial Officer of the Company, Mr. Boswell will receive compensation in the form of a base annual salary of $31,200 and a grant of 4,500,000 of restricted stock of the Company, of which 4,140,000 vested immediately and the remaining vesting ratably each month over the next 36 months. No additional grants of restricted stock were made in 2018.

●

Brian Payne, Vice President of the Company, Mr. Payne will receive compensation in the form of a base annual salary of $31,200 and a grant of 750,000 of restricted stock of the Company, of which 300,000 vested immediately and the remaining vesting ratably each month over the next 36 months. No additional grants of restricted stock were made in 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the ownership of our common stock as of April 16, 2019 for:

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

Name	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock(1)

Directors and Executive Officers
Bahige (Bill) Chaaban(2)	8,914,793	34.93%
Joseph Byrne(3)	1,507,262	5.91%
Richard Boswell	4,528,571	17.75%
Brian Payne	774,285	3.03%
Harold Aubrey de Lavenu(4)	582,301	2.28%
Ameen Ferris	20,000	*
Donald Strilchuck	1,020,000	4.00%
Alex Tarrabain(5)	144,942	*
Dr. Usamakh Saadikh	20,000	*
All executive officers and directors as a group (9 persons)	17,512,154	68.60%

(1) Based on 25,518,363 shares of common stock issued and outstanding as of April 16, 2019.

(2) Please note that Bahige (Bill) Chaaban’s shares represented above include 8,912,361 shares held in his name as noted on the shareholder list and 2,432 shares held in a brokerage account. Please note that Mr. Chaaban explicitly disclaims any ownership of 867,576 shares of the Company’s common stock issuable upon conversion of two promissory notes held by his wife Lamia Chaaban totaling $1,388,122 as Mr. Chaaban does not have voting of dispositive power of such shares, nor does he have the power to cause conversion of the note.

(3) Please note that Joseph Byrne’s shares represented above include 1,307,142 shares held by him in his name as noted on the shareholder list and 60,000 shares held by his wife, Claire Byrne, over which they both have dispositive and voting control, and also includes 140,120 shares of the Company’s common stock issuable upon conversion of a promissory notes that are issued and outstanding but has not been converted at this time.

(4) Please note that Harold Aubrey de Lavenu shares represented above include 20,000 shares held by him in his name as noted on the shareholder list and 13,321 shares held in a brokerage account, as well as 548,980 shares of the Company’s common stock issuable upon conversion of promissory notes that are issued and outstanding but have not been converted at this time.

(5) Please note that Alex Tarrabain’s shares represented above include 93,571 shares held by him in his name as noted on the shareholder list, 21,371 shares held in a brokerage account, as well as 30,000 shares of the Company’s common stock issuable upon conversion of a promissory note that is issued and outstanding but has not been converted at this time.

*	Represents beneficial ownership of less than 1% of our outstanding common stock.

Shareholder Matters

As an issuer of "penny stock," the protection provided by the federal securities laws relating to forward looking statements does not apply to us as long as our shares continue to be penny stocks. Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this Annual Report on Form 10-K, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

Directors' Duties.  Under Canadian law our directors and officers have a fiduciary duty to act honestly and in good faith in the best interests of the company. In determining whether they are acting in the best interests of the company, directors may consider the interests of various stakeholders, including the interests of our shareholders, employees, suppliers, creditors and customers. They can also consider the long-term and short-term interests of the company and our shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws. Under Canadian law, our board of directors may adopt, alter, amend, or repeal and replace our bylaws, however, any such change requires the approval of the shareholders of the company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Loan Agreements

Mr. Chaaban has made several loans to the Company. In March 2018, Mr. Chaaban fully assigned and transferred all rights, title, and interests in his loans and related accrued interest due from CEN to his spouse:

●	In December 2014, a loan of $113,348 which bears interest at 10% per annum and is unsecured. This note was due December 31, 2015 but it has been extended until December 31, 2018.

●	In 2015, several notes aggregating $108,453 which bears interest at 10% per annum. These notes are due December 31, 2018.

●	In 2016, Bill Chaaban made four additional loans with an aggregate principal balance of approximately $12,505 which bears interest of 10% per annum. These notes are due December 31, 2018.

●	Two convertible notes totaling $1,388,122 which bear interest at 12% per annum. These notes are due December 31, 2018 and have conversion options totaling 871,576 common shares.

On July 12, 2017, the Company elected Harold Aubrey de Lavenu, Alex Tarrabain, and Joe Byrne to serve as Directors on the Board. These individuals hold long term convertible notes payable issued prior to their election of $878,368, $48,000, and $224,191, respectively. The notes payable to Harold and Alex bear interest at 5% and the notes payable to Joe bear interest at 12% per annum and are convertible to common shares with various maturity dates.

In January 2018, Joe Byrne and his spouse, along with Alex Tarrabain, made short-term loans totaling $150,000 and $75,000, respectively, to the Company. The short-term notes bear interest in the form of common shares at a rate of 1,000 common shares per $25,000 per month and mature monthly.

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

Leases

The Company leases the office space in Windsor, Ontario from R&D Labs Canada, Inc., whose President is Bill Chaaban.

Controlling Interest in Cen Biotech Ukraine.

On December 14, 2017, the Company entered into a Controlling Interest Purchase Agreement (the “Agreement”) with Bahige (Bill) Chaaban and Usamakh Saadikh.

Under the terms of the Agreement, the Company will acquire (the “Acquisition”) 51% of the outstanding equity interests in Cen Biotech Ukraine LLC (“Cen Ukraine”), a corporation that is organized and has its principal offices in Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of April 16, 2019 as the Company needs to raise additional funds in order to proceed with the closing. The Acquisition was unanimously approved by the independent members of the Board of Directors of the Company. Consummation of the Acquisition is subject to the conditions specified in the Agreement, including the receipt by the Company of the audited financial statements of Cen Ukraine, prepared in accordance with U.S. GAAP.

Advances to Cen Biotech Ukraine

There are advances of $875,328 and $775,328 to CEN Ukraine as of December 31, 2018 and 2017, respectively, which were made for the purpose of funding the operations of CEN Ukraine.

Other

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments through 2026.

During the years ended December 31, 2018 and 2017, the Company incurred consulting fees with certain board members and officers totaling $150,778 and $767,249, respectively. As of December 31, 2018 and 2017, $0 and $11,986, respectively, was payable to these related parties for consulting charges.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). See “Directors, Executive Officers and Corporate Governance”—“Director Independence”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2018 and 2017.

ACCOUNTING FEES AND SERVICES	2018	2017

Audit fees	$123,855	$74,377
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$128,855	$86,971

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. The Company paid Mazars LLP USA audit fees amounting to $123,855 in 2018. The Company paid Thayer O’Neal audit fees amounting to $74,377 in 2017.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax fees” includes tax compliance, tax advice, tax planning. The Company paid Zeifmans tax fees amounting to $5,000 in 2018. The Company paid Gerald Duthie tax fees amounting to $12,594 in 2017.

The Company did not incur any fees payable to its independent registered public accounting firm for professional services for tax compliance, tax advice, and tax planning during the fiscal years ended December 31, 2018 and 2017.

The category of “All other fees” generally includes advisory services related to accounting rules and regulations.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this Annual Report on Form 10-K are as follows:

a.     Exhibits

Exhibit No.	Description

3.1

Articles of Incorporation of Cen Biotech, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Commission file number 000-55557) on Form 10 filed with the SEC January 4, 2016.)

3.2	By-Laws of Cen Biotech, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (Commission file number 000-55557) on Form 10 filed with the SEC January 4, 2016.)

10.1

Promissory Note, dated December 15, 2014, between Cen Biotech, Inc., Cen Biotech II, Inc. and Global Holdings International, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (Commission file number 000-55557) on Form 10 filed with the SEC January 4, 2016.)

10.2

Loan Extension Agreement, dated June 30, 2015, between Cen Biotech, Inc. and Global Holdings International, LLC. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (Commission file number 000-55557) on Form 10 filed with the SEC January 4, 2016.)

10.3

Promissory Note, dated December 24, 2014, between Cen Biotech, Inc. and Bill Chaaban. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (Commission file number 000-55557) on Form 10 filed with the SEC January 4, 2016.)

10.4

Commercial Lease Agreement, dated January 1, 2017, between Jamaal Shaban and Cen Biotech, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC April 16, 2018.)

10.5

Master Separation and Distribution Agreement, dated November 30, 2015, between Creative Edge Nutrition, Inc. and Cen Biotech, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (Commission file number 000-55557) on Form 10 filed with the SEC January 4, 2016.)

10.6

Executive Employment Agreement, effective as of November 30, 2017, between Bahige (Bill) Chaaban and Cen Biotech, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC December 5, 2017).

10.7

Executive Employment Agreement, effective as of November 30, 2017, between Joseph Byrne and Cen Biotech, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC December 5, 2017).

10.8

Executive Employment Agreement, effective as of November 30, 2017, between Richard Boswell and Cen Biotech, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC December 5, 2017).

10.9

Executive Employment Agreement, effective as of November 30, 2017, between Brian Payne and Cen Biotech, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC December 5, 2017).

10.10	Cen Biotech, Inc. 2017 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC December 5, 2017).

10.11

Form of Restricted Stock Agreement for U.S. Persons under Cen Biotech, Inc. 2017 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC December 5, 2017).

10.12

Form of Restricted Stock Agreement for Canadian Persons under Cen Biotech, Inc. 2017 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC December 5, 2017).

10.13

Share Purchase Agreement, dated as of December 11, 2017, between Bahige (Bill) Chaaban and Cen Biotech, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC December 12, 2017).

10.14

Controlling Interest Purchase Agreement, dated as of December 14, 2017, dated December 14, 2017 between Cen Biotech, Inc., Bahige (Bill Chaaban) and Usamakh Saadikh. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC December 14, 2017).

10.15

Agreement to Lease, dated October 1, 2017 between R&D Labs Canada Inc. and CEN Biotech Inc. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC April 16, 2018).

10.16

Mutual Consent to Terminate Agreement, dated September 1, 2013 between Jamaal Jime Shaban and CEN Biotech Inc. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC April 16, 2018.)

10.17	Share Purchase Agreement dated July 31, 2018 between CEN Biotech Inc. and AstralENERGY Solar Manufacturing Corporation, LTD. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC August 6, 2018, 2018).

10.18	Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc.*

10.19	Amendment dated March 29, 2018 to Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc.*

10.20

Amending Agreement dated October 4, 2018 to Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, which was amended on March 29, 2018 by and between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC October 9, 2018).

10.21	Amendment dated April 3, 2019, to Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC April 8, 2019).

10.22

Share Repurchase Agreement, executed as of November 27, 2018, by and between James L. Robinson and CEN Biotech Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC November 30, 2018).

10.23	Agreement for use of patent between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc., dated .April 15, 2019.*

21.1	Subsidiaries of Cen Biotech, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance
101.SC	XBRL Taxonomy Extension Schema
101.CA	XBRL Taxonomy Extension Calculation
101.DE	XBRL Taxonomy Extension Definition
101.LA	XBRL Taxonomy Extension Labels
101.PR	XBRL Taxonomy Extension Presentation

 ___________________

*Filed herewith.

b.     Financial Statement Schedules

None

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2019	By:	/s/ Joseph Byrne
Name: Joseph Byrne
Title: Chief Executive Officer (principal executive officer)

Dated: April 16, 2019	/s/ Richard Boswell
Name: Richard Boswell
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2019	/s/ Bahige (Bill) Chaaban
Name: Bahige (Bill) Chaaban
Title: Director

Dated: April 16, 2019	/s/ Joseph Byrne
Name: Joseph Byrne
Title: Director

Dated: April 16, 2019	/s/ Richard Boswell
Name: Richard Boswell
Title: Director

Dated: April 16, 2019	/s/ Brian Payne
Name: Brian Payne
Title: Director

Dated: April 16, 2019	/s/ Harold Aubrey de Lavenu
Name Harold Aubrey de Lavenu
Title: Director

Dated: April 16, 2019	/s/ Ameen Ferris
Name: Ameen Ferris
Title: Director

Dated: April 16, 2019	/s/ Donald Strilchuck
Name: Donald Strilchuck
Title: Director

Dated: April 16, 2019	/s/ Alex Tarrabain
Name: Alex Tarrabain
Title: Director

Dated: April 16, 2019	/s/ Dr. Usamakh Saadikh
Name: Dr. Usamakh Saadikh
Title: Director

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CEN Biotech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CEN Biotech, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company also had an accumulated deficit of $35,655,053 at December 31, 2018. The Company is dependent on obtaining necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue their operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2018.

New York, New York

April 16, 2019

CEN BIOTECH, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$3,193	$84,978

Property, plant and improvements
Property and equipment, net	166,509	14,576
Improvements in process	-	1,430,839
Other assets
Other receivable	418,905	222,562
Note receivable - related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC - related party	875,328	775,328
Deferred lease expense	-	217,210
Intangible assets, net	5,805,771	6,230,583

Total assets	$7,314,565	$9,020,935

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$206,521	$92,842
Accounts payable – related parties	-	11,986
Loans payable	10,107,205	9,981,883
Loans payable – related parties	1,360,806	838,923
Convertible notes payable	3,597,760	1,461,979
Convertible notes payable- related parties	926,368	2,210,313
Accrued interest	6,860,494	4,540,692
Accrued interest – related parties	946,227	592,901
Accrued expenses	402,377	295,874

Total current liabilities	24,407,758	20,027,393

Patent acquisition liability	1,010,000	5,000,000
Loans payable – related parties, less current portion	-	300,000
Convertible notes, less current portion	1,545,887	2,208,193
Convertible notes - related parties, less current portion	1,612,313	500,000

Total liabilities	28,575,958	28,035,586

Commitments and contingencies

Shareholders’ deficit
Common stock; unlimited authorized shares; 25,473,363 and 25,131,843 issued and outstanding as of December 31, 2018 and 2017, respectively. No par value.	-	-
Additional paid-in capital	14,393,660	9,110,041
Accumulated deficit	(35,655,053)	(28,124,692)
Total shareholders’ deficit	(21,261,393)	(19,014,651)
Total liabilities and shareholders’ deficit	$7,314,565	$9,020,935

CEN BIOTECH, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Years Ended December 31, 2018 and 2017

	2018	2017

Operating expenses
Consulting fees	$297,685	$477,747
Consulting fees – related parties	150,778	767,249
Stock based compensation	682,000	7,777,900
General and administrative	1,970,129	2,591,331
Impairment of leasehold improvements	1,270,115	-

Total operating expenses	4,370,707	11,614,227

Loss from operations	(4,370,707)	(11,614,227)

Other (expense) income
Interest expense	(2,440,194)	(2,040,963)
Interest expense – related parties	(430,818)	(336,139)
Interest income	9,395	-
Change in fair value of patent acquisition liability	(390,000)	-
Foreign exchange gain (loss)	91,963	(89,125)

Other expense, net	(3,159,654)	(2,466,227)

Net loss	$(7,530,361)	$(14,080,454)

Net Loss Per Share:
Basic and diluted	$(0.30)	$(1.68)

Weighted Average Number of Shares Outstanding
Basic and diluted	25,303,654	8,404,391

CEN BIOTECH, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders’ Deficit

		Special
		Preferred		Common	Additional		Total
	Preferred	Shares	Common	Shares	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, January 1, 2017	100,000	$10	6,851,843	$-	$82	$(14,044,238)	$(14,044,146)

Issuance of restricted stock awards	-	-	18,280,000	-	9,365,100	-	9,365,100

Distribution (See Note 15)	-	-	-	-	(255,141)	-	(255,141)

Special voting shares repurchased	(100,000)	(10)	-	-	-	-	(10)

Net loss	-	-	-	-	-	(14,080,454)	(14,080,454)

Balances, December 31, 2017	-	-	25,131,843	-	9,110,041	(28,124,692)	(19,014,651)

Patent acquisition liability modification (See Note 8)	-	-	-	-	4,380,000	-	4,380,000

Stock-based compensation	-	-	20,000	-	682,000	-	682,000

Issuance of common stock - interest shares	-	-	184,400	-	131,878	-	131,878

Issuance of common stock - consulting	-	-	137,120	-	89,741	-	89,741

Net loss	-	-	-	-	-	(7,530,361)	(7,530,361)

Balances, December 31, 2018	-	$-	25,473,363	$-	$14,393,660	$(35,655,053)	$(21,261,393)

CEN BIOTECH, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years Ended December 31

	2018	2017
Cash flows from operating activities
Net loss	$(7,530,361)	$(14,080,454)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14,230	1,767
Amortization	424,812	424,813
Impairment expense	1,270,115	-
Stock-based compensation - employees	682,000	7,777,900
Stock-based compensation - non-employees	89,741	1,587,200
Non-cash interest expense	2,385,807	1,972,836
Non-cash interest expense – related parties	353,326	336,139
Deferred lease expense	217,210	54,302
Change in fair value of patent acquisition liability	390,000	-
Foreign exchange (gain) loss	(91,963)	89,125
Changes in operating assets and liabilities which provided (used) cash
Other receivable	(196,343)	(222,562)
Accounts payable	95,049	(75,147)
Accounts payable – related parties	65,873	(51,008)
Accrued expenses	106,503	8,227

Net cash used in operating activities	(1,724,001)	(2,176,862)

Cash flows from investing activities
Advance on business acquisition	(100,000)	(350,000)
Leasehold improvements in progress	(5,439)	(160,724)

Net cash used in investing activities	(105,439)	(510,724)

Cash flows from financing activities
Issuance of loans payable	380,000	-
Repayment of loans payable	(230,000)	-
Issuance of loans payable – related parties	225,000	-
Repayment of loans payable – related parties	-	(10,000)
Issuance of convertible notes	1,565,887	2,220,193
Repayment of convertible notes	(21,600)	-
Issuance of convertible notes - related parties	-	500,000
Repayment of convertible notes - related parties	(171,632)	-
Preferred stock buy-back	-	(10)

Net cash provided by financing activities	1,747,655	2,710,183
Net (decrease) increase in cash and cash equivalents	(81,785)	22,597

Cash and cash equivalents, beginning of year	84,978	62,381

Cash and cash equivalents, end of year	$3,193	$84,978

Supplemental cash flows disclosures
Cash paid for interest	$66,006	$68,127

Non-cash transactions - investing and financing activities
Patent acquisition liability modification	$4,380,000	$-
Conversion of rents due to convertible loan	$-	$271,512
Accrued expense converted to convertible loans	$-	$552,935
Acquisition of equipment in exchange for loan payable from R&D Labs, a related party	$-	$300,000
Sale of equipment in exchange for note receivable - related party	$-	$44,859
Distribution	$-	$255,141

CEN BIOTECH, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

CEN’s consolidated financial statements include the accounts of CEN, CEN Holdings, and Eastern Starr (collectively, the “Company”). CEN Holdings’ purpose was to ease and facilitate US banking transactions through March 2017. Eastern Starr’s purpose is to facilitate future growth opportunities in the LED lighting sector. All material intercompany transactions are eliminated in consolidation.

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

Property, Plant and Improvements

Property, plant and improvements are recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives or term of the assets, which range from 5 to 7 years.

The cost of asset additions and improvements that extend the useful lives of property, plant and improvements are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

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

Intangible Assets

Intangible assets include a patent with a definite useful life and is amortized over 16 years. Management annually reviews this asset for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted cash flows of the asset. If the carrying amount of an asset may not be recoverable, a write-down to fair value is recorded. Fair values are determined based on the discounted cash flows, or external appraisals, as applicable.

Impairment of Long-Lived Assets

A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. See Note 6 for impairment charges taken in 2018 related to leasehold improvements. There were no impairment charges taken during the year ended December 31, 2017.

Research and Development Expenditures

CEN expenses all research and development expenses when incurred. Research and development expenses were approximately $41,000 and $32,000 in 2018 and 2017, respectively.

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

Stock-Based Compensation

The fair value of restricted stock awards granted to employees and non-employees is determined on the grant date and compensation is recognized ratably over the requisite service period equal to the fair value of the award.

The Company accounts for restricted stock awards issued to employees and non-employees in accordance with the authoritative guidance in ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their grant date fair values. The Company adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, effective January 1, 2018, which aligns the accounting treatment of nonemployee awards with employee awards.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For 2018 and 2017, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

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

Accounting Standards Issued but Not Yet Adopted

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company has evaluated the standard to determine the impact of its adoption, using the modified retrospective approach, effective January 1, 2019 on its consolidated financial statements and expects that its operating leases will be recognized as operating lease liabilities and right-of-use assets of approximately $256,000. The cumulative adjustment to retained earnings is not expected to be significant.

NOTE 4 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $35,655,053 at December 31, 2018 and had no committed source of additional debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 9, 10, 11, and 12. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

NOTE 5 – PROPERTY, PLANT AND IMPROVEMENTS, NET

Property and equipment, net consists of the following as of December 31:

	2018	2017
Leasehold improvements	$166,163	$-
Furniture and equipment	17,668	17,668
Accumulated depreciation and amortization	(17,322)	(3,092)

Net property, plant and improvements	$166,509	$14,576

Depreciation and amortization expense was $14,230 and $1,767 for the years ended December 31, 2018 and 2017, respectively.

NOTE 6 – IMPROVEMENTS IN PROCESS

Property and improvements in development as of December 31, 2017, consisted almost entirely of improvements to leased facilities at 20 North Rear Road. These represent the capitalized costs the Company incurred in constructing the improvements.

An impairment assessment during the fourth quarter of 2018 concluded the investment at 20 North Rear Road was substantially impacted by the changes in Canada’s Medical Marihuana Purposes Regulations (MMPR) and the Company reported impairment charges of $1,270,115 in 2018 based upon the assessment related to specialty use elements of the improvements and that at this time, the Company cannot make the final additions that will be necessary for the site to function as a growing space. There were no such impairments in 2017.

During 2018, $160,724 of improvements in process related to the Company’s main office, which existed as of December 31, 2017, were placed into service and transferred into property and equipment.

NOTE 7 – ADVANCES TO CEN BIOTECH UKRAINE

At December 31, 2018 and 2017, the Company had advances of $875,328 and $775,328 respectively, to CEN Biotech Ukraine, LLC, a related party, (see Note 15). The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC and are unsecured, non-interest bearing, and are due on demand.

NOTE 8 – INTANGIBLE ASSETS

On September 12, 2016, the Company executed an agreement dated August 31, 2016, to acquire assets, including a patent related to LED Lighting, from Tesla Digital, Inc., a Canadian Corporation, and Stevan (Steve) Pokrajac.

Material consideration given by Company was: (a) Shares of CEN common stock equal to $5 million upon commencement of public trading (b) The transfer of real properties located at 135 North Rear Road, Lakeshore, Ontario, Canada having a fair value of $2,161,467 and 1517-1525 Ridge Road having a purchase cost (including other related disbursements) to the Company of $202,666.

The patent remains in the name of Tesla Digital, Inc. until full settlement of the terms of the agreement. In the interim, pursuant to an updated agreement executed on April 15, 2019 between the Company and the Sellers, CEN has reaffirmed the rights to use the patented technology.

In addition, the Company agreed to employ Stevan Pokrajac, by an LED subsidiary that the Company plans to form, but which has not yet been formed, in connection with the development of the acquired technology with compensation equal to $200,000 per year, commencing with the start of operations.

In March 2018, the Tesla agreement was amended to replace the $5 million stock consideration commitment with a commitment to issue one million registered shares of CEN common stock with a closing date of September 30, 2018. On October 4, 2018, this agreement was amended to extend the closing date to December 15, 2018. As described in Note 24, the agreement was subsequently amended to extend the closing date to December 31, 2019. The modification of the agreement converted a fixed value of shares to a fixed number of shares. Accordingly, the liability was reduced and additional paid in capital was increased by $4,380,000 to reflect the fair value of the shares committed at the date of the amendment. As of December 31, 2018, the fair value of this liability was $1,010,000. This liability will be remeasured at each reporting date using the current fair value of CEN’s common shares.

The Company intends to explore using the patented LED Lighting Technology across manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired, other than the patent, included certain machinery and raw materials, which were old and non-functioning and accordingly, had no fair value.

The intangible assets consists of the following as of December 31:

	2018	2017

Lighting patent	$6,797,000	$6,797,000
Accumulated amortization	(991,229)	(566,417)

Net	$5,805,771	$6,230,583

As of December 31, 2018 and 2017, there is no impairment expense recognized based on the Company’s expectations that it will be able to monetize the patent.

The lighting patent is being amortized straight-line over 16 years. Expected amortization expense is $424,812 per year through 2031, with the remaining $283,215 to be amortized in 2032.

NOTE 9 – LOANS PAYABLE

Loans payable consist of the following at December 31:

	2018	2017
Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note is secured by the Company's equipment.	$9,675,000	$9,675,000

Mortgage payable in default to ARG & Pals, Inc., for the original amount of CAD $385,000. The mortgage bears interest at 22% per annum, and matured on November 21, 2018.	282,205	306,883

Loan payable in default to an individual, issued January 17, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan which matured on January 16, 2019.	50,000	-

Loan payable in default to an individual, issued April 13, 2018, with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan which matured on March 16, 2019.	100,000	-

Total loans payable (all current)	$10,107,205	$9,981,883

We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $9,000. The remainder of our debt that is in default is not secured.

During 2018, interest in the form of 76,400 common shares were issued to individuals in connection with interest terms of the above loans and related loan extensions made to CEN. Accordingly, $54,388 in interest expense and additional paid-in capital was recorded. No such common shares were issued during 2017.

NOTE 10 – LOANS PAYABLE- RELATED PARTY

Loans payable - related party consists of the following at December 31:

	2018	2017
Loan payable in default to the spouse of Bill Chaaban, President of CEN, bears an interest at 10% per annum. This is an unsecured loan that matured on December 31, 2018.	$234,306	$237,423

Loan payable in default to a former director of Creative, former parent company, bears interest at 10% per annum. This is an unsecured loan that matured on December 31, 2018.	601,500	601,500

Loan payable to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the President of CEN, bearing interest at 8% per annum. This is an unsecured loan with a maturity date of October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loan payable in default to the spouse of Joseph Byrne, CEO of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan that matured on March 16, 2019.	100,000	-

Loan payable in default to Alex Tarrabain, a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan that matured on March 16, 2019.	75,000	-

Loan payable in default to Joseph Byrne, CEO of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan that matured on March 16, 2019.	50,000	-

Total loans payable - related party	1,360,806	1,138,923
Less: current portion	1,360,806	838,923

Long-term portion loans payable - related party	$-	$300,000

In March 2018, Bill Chaaban, President of CEN, fully assigned and transferred all rights, title, and interests in his loans and related accrued interest due from CEN to his spouse.

Attributable related party accrued interest was $357,373 and $248,100 as of December 31, 2018 and 2017, respectively. Interest expense attributable to related party loans was $184,250 and $89,892 in 2018 and 2017, respectively.

During 2018, 108,000 common shares were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, $77,490 in related party interest expense, which is included above, and additional paid-in capital was recorded. No such common shares were issued during 2017.

NOTE 11 – CONVERTIBLE NOTES

Convertible notes payable consists of the following at December 31:

	2018	2017
Convertible note payable, bearing interest at 7% per annum with conversion rights for 335,833 common shares. This is due on demand.	$809,755	$880,567

Convertible notes payable to multiple private investors, including certain notes in default, bearing interest at 5% per annum with conversion rights for 2,684,018 common shares, maturing at various dates between May 2018 and November 2020.	4,333,892	2,789,605

Total convertible notes payable	5,143,647	3,670,172
Less current portion	3,597,760	1,461,979
Convertible notes payable, less current portion	$1,545,887	$2,208,193

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 3,019,851 common shares.

As of April 16, 2019, we are currently in default of $1,318,287 of convertible notes payable, which are convertible into 827,402 shares of common stock.

NOTE 12 – CONVERTIBLE NOTES - RELATED PARTY

Convertible notes - related party consists of the following at December 31:

	2018	2017
Convertible note due to the spouse of Bill Chaaban, President of CEN, which bears an interest at 12% per annum. This note is convertible to 867,576 common shares with a maturity date of August 17, 2020.	$1,388,122	$1,388,122

Convertible notes in default due to Harold Aubrey de Lavenu, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 548,980 common shares with maturity dates of March 31, 2019.	878,368	1,050,000

Convertible note in default due to Alex Tarrabain, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 30,000 common shares with a maturity date of March 31, 2019.	48,000	48,000

Convertible notes due to Joseph Byrne, CEO of CEN, bearing interest at 12% per annum. This note is convertible to 140,120 common shares with a maturity date of August 17, 2020	224,191	224,191

Total convertible notes payable - related party	2,538,681	2,710,313
Less current portion	926,368	2,210,313

Convertible notes payable - related party, less current portion	$1,612,313	$500,000

In March 2018, Bill Chaaban, President of CEN, fully assigned and transferred all rights, title, and interests in his loans and related accrued interest due from CEN to his spouse.

Attributable related party accrued interest was $588,854 and $344,801 as of December 31, 2018 and 2017, respectively. Interest expense attributable to related party convertible notes was $246,568 and $246,247 in 2018 and 2017, respectively.

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 1,586,676 common shares.

As of April 16, 2019, we are currently in default of $926,368 of convertible notes payable, which are convertible into 578,980 shares of common stock.

NOTE 13 – INCOME TAXES

A reconciliation of the effective tax rate of the income tax benefit and the statutory income tax rates applied to the loss before income taxes is as follows for the years ended December 31:

	2018	2017

Income tax benefit at Canadian statutory rate	26.5%	26.5%
Valuation allowance	(26.5%)	(26.5%)

Effective income tax rate	0%	0%

As of December 31, 2018, the Company has net operating loss carry forwards of approximately $36,500,000 that may be available to reduce future years’ taxable income. Such carry forwards typically expire after 20 years. The Company currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, because the Company believes that it is more likely than not that the carryforwards will expire unused and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the years ended December 31:

	2018	2017

Deferred tax asset - net operating losses	$9,700,000	$5,900,000
Deferred tax asset valuation allowance	(9,700,000)	(5,900,000)

Net deferred tax asset	$-	$-

All other temporary differences are immaterial both individually and in the aggregate to the consolidated financial statements.

Company management analyzes its income tax filing positions in Canadian federal and provincial jurisdictions where it is required to file income tax returns, for all open tax years in these jurisdictions, to identify potential uncertain tax positions. As of December 31, 2018, there are no uncertain income tax positions taken or expected to be taken that would require recognition of a liability or disclosure in the consolidated financial statements. The Company is subject to routing audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Generally, the Company is no longer subject to income tax examinations for years prior to 2015.

NOTE 14 – SHAREHOLDERS’ DEFICIT / STOCK ACTIVITY

The Company is authorized to issue an unlimited number of common shares and an unlimited number of special voting shares. Common shares have no stated par value.

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

As of December 31, 2018, 4,606,527 shares of common stock are committed to the holders of the convertible notes.

On November 27, 2018, the Company executed a share repurchase agreement with James Robinson, pursuant to which the Company repurchased from Mr. Robinson 714 shares of special voting stock in the capital of the Company, at a purchase price in the aggregate amount of $0.07. The title of the class of such shares is “Special Voting” shares of the Company. Each such share of capital stock was entitled to 500 votes. Accordingly, all of this class of special voting stock, which was the only special voting stock of the Company, has been redeemed, retired and cancelled.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has received loans from several related parties, as described above in Notes 10 and 12.

There are advances of $875,328 and $775,328 to CEN Ukraine as of December 31, 2018 and 2017, respectively, which such advances were made for the purpose of funding the operations of CEN Ukraine. CEN Ukraine was founded by Bill Chaaban. Prior to December 3, 2017, Bill Chaaban directly owned 51% of CEN Ukraine. Subsequent to December 3, 2017, Mr. Chaaban directly owned 25.5% of CEN Ukraine. CEN Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Ukraine. On December 14, 2017, the Company entered into a controlling interest purchase agreement with Bill Chaaban and another shareholder of CEN Ukraine for 51% of the outstanding equity interests of CEN Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of April 16, 2019, as the Company needs to raise additional funds in order to proceed with the closing.

On July 12, 2017, the Company’s Shareholders elected individuals to serve as Directors on the Board. These individuals hold long-term convertible notes payable issued prior to the election. All notes payable bear interest at 5% per annum and are convertible to common shares with various maturity dates. They became related parties when they were elected.

During the years ended December 31, 2018 and 2017, the Company incurred consulting fees with certain Board Members and Officers totaling $150,778 and $767,249, respectively. As of December 31, 2017, $11,986 was payable to these related parties for consulting charges. No such amounts were payable as of December 31, 2018.

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments beginning in 2017 through 2026. No payments have been received as of December 31, 2018, however, management expects this balance to be collectible. Due to the related party relationship between CEN and R&D Labs Canada, Inc. via Bill Chaaban, the loss on the transaction was considered to be an equity transaction and therefore was included as a distribution of paid-in capital within the consolidated statements of shareholders’ equity during 2017.

NOTE 16 – LEASE (INCLUDING RELATED PARTIES)

The Company leases 20 North Rear Road, a 10.4 acre site of land in Canada, through a sublease from a relative of the Company’s President. There are two buildings on the site – one of 27,000 square feet and one of 53,000 square feet. There is also a 4,000 square foot vault for security purposes. The Company constructed improvements to this property, including structures and equipment for growing marijuana, security fencing required for licensing as a marijuana producer, and other infrastructure. As further described in Note 6, these improvements were fully impaired during 2018.

The 20 North Rear Road lease agreement began on September 1, 2013 and required annual rent payments of CAD $339,000, including tax. At December 31, 2016, the balance sheet included accrued rent of $552,934, owed to Jamaal Shaban (“Lessor”), cousin of Bill Chaaban. Concurrently, the Lessor had fallen behind on a mortgage payable on the property. Effective January 2017, the Company entered into agreements to terminate the initial lease, enter into a convertible debt note with the Lessor’s creditor, and begin a new lease agreement for the same property. The new lease agreement calls for monthly rental payments of CAD $4,000 plus taxes for a period of five years. In exchange, the Company issued convertible notes payable of $824,446 in satisfaction of the accrued rent and future rent. The lease has been accounted for as an operating lease, and the amount of the note in excess of the accrued rent was treated as a deferred lease asset amortized over the 5-year lease. However, in conjunction with the impairment, as further described in Note 6, the remaining deferred lease asset was fully expensed in 2018. During 2018 and 2017, lease expenses of $253,695 and $105,332, respectively, related to this agreement were recognized within general and administrative expenses.

Amounts due at December 31, 2018 for the remaining three years of the lease are as follows:

Year	Amount
2019	$36,451
2020	36,451
2021	36,451

Total	$109,353

The Company also leases office space in Windsor, Ontario from R&D Labs Canada, Inc., whose president is Bill Chaaban. Under the lease agreement effective October 1, 2017, monthly rents of CAD $2,608 are due through September 2022, at which point monthly rents of CAD $3,390 are due. During 2018 and 2017, lease expenses of approximately $24,000 and $6,000, respectively related to this agreement were recognized within general and administrative expenses.

Amounts due at December 31, 2018 for the next five years and thereafter of the lease are as follows:

Year	Amount
2019	$22,940
2020	22,940
2021	22,940
2022	24,660
2023	29,818
Thereafter	111,819

Total	$235,117

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

On December 31, 2018, the Company issued 12,120 shares of its common stock to individuals for the payment of their services. These awards vested immediately. The expense related to the stock awarded to non-employees for services rendered was recognized on the grant date.

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

Restricted Stock Awards

The grant-date fair value of the restricted shares noted in the employment agreements and equity compensation grants sections above was $102,141 and $11,333,600 for grants in 2018 and 2017, respectively. The grant-date fair value is calculated utilizing an enterprise valuation model as of the date the awards are granted. During 2017, 14,317,500 of these shares vested, with the remaining restricted stock units of 3,962,500 shares vesting pro-rata over the requisite service period, which is generally three years from the grant-date. In addition to the 157,120 shares that were granted and immediately vested during 2018, an additional 1,350,000 shares vested. Non-vested restricted stock awards participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

Compensation expense, broken out by allocation, recognized in connection with the restricted stock awards was as follows for the years ended December 31:

	2018	2017

Stock Based Compensation	$682,000	$7,777,900
Professional fees	12,241	806,000
Security consulting - related party	-	620,000
Legal	77,500	161,200

Total	$771,741	$9,365,100

Non-vested restricted stock award activity for the years ended December 31, 2018 and 2017 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term (Years)
Non-vested at January 1, 2017	-	$-	-
Granted	18,280,000	0.62	3.00
Vested	(14,317,500)	0.62	-
Forfeited	-	-	-
Non-vested at December 31, 2017	3,962,500	0.62	2.92
Granted	157,120	0.65	-
Vested	(1,507,120)	0.62	-
Forfeited	-	-	-
Non-vested at December 31, 2018	2,612,500	$0.62	2.00

The fair value of the restricted stock grants was based on the valuation of a third-party specialist. Unrecognized compensation expense related to restricted stock amounted to approximately $1,298,900 as of December 31, 2018. This expense will be recognized over vesting period of the respective awards.

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

NOTE 19 - OTHER RECEIVABLE

In May 2017, as amended on June 30, 2018, CEN entered into an agreement with Clear Com Media, Inc. ("Clear Com") to provide a line of credit to Clear Com in amounts up to CAD $1,000,000 ($733,000) through June 30, 2020 (maturity date) at a rate of 2% per annum. No allowance was considered necessary as of December 31, 2018. The agreement was entered into to support the development of technologies that may be of future value to the Company.

NOTE 20 – NET LOSS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of December 31, 2018 and 2017. Common stock equivalents that were excluded for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Convertible debt	4,154,760	2,962,811

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

NOTE 22 – FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

The fair value of the Company’s financial instruments are as follows:

	Fair Value Measured at Reporting Date Using

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2018:
Cash and cash equivalents	$3,193	$-	$3,193	$-	$3,193
Other receivables	$418,905	$-	$-	$418,905	$418,905
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech
Ukraine, LLC - related party	$875,328	$-	$-	$875,328	$875,328
Loans payable	$10,107,205	$-	$-	$10,107,205	$10,107,205
Loans payable – related parties	$1,360,806	$-	$-	$-	$-
Patent acquisition liability	$1,010,000	$-	$-	$1,010,000	$1,010,000
Convertible notes payable	$5,143,647	$-	$-	$5,534,810	$5,534,810
Convertible notes payable – related parties	$2,538,681	$-	$-	$-	$-

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2017:
Cash and cash equivalents	$84,978	$-	$84,978	$-	$84,978
Other receivables	$222,562	$-	$-	$222,562	$222,562
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech
Ukraine, LLC - related party	$775,328	$-	$-	$775,328	$775,328
Loans payable	$9,981,883	$-	$-	$9,981,883	$9,981,883
Loans payable – related parties	$1,138,923	$-	$-	$-	$-
Convertible notes payable	$3,670,172	$-	$-	$3,831,760	$3,831,760
Convertible notes payable – related parties	$2,710,313	$-	$-	$-	$-

The fair values of other receivables (including related accrued interest), note receivable - related party, and advances to CEN Biotech Ukraine, LLC approximates carrying value due to the terms of the instruments.

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

The fair value of the patent acquisition liability in 2018 is based upon a valuation report obtained from a 3rd party valuation specialist. This valuation report utilized a cash-free asset value model to estimate enterprise value based upon similar companies.

NOTE 23 – SHARE PURCHASE AGREEMENT

On July 31, 2018, the Company entered into a Share Purchase Agreement with AstralENERGY Solar Manufacturing Corporation, LTD. (“AstralENERGY”) to acquire 70% of the outstanding common stock of AstralENERGY. The Company will issue an aggregate 2,500,000 shares of common stock of the Company as consideration for the acquisition. AstralENERGY is a manufacturer of architecturally designed solar panels for residential and commercial solar production and has also developed integrated multi-function LED street lighting systems. Consummation of the acquisition is subject to the completion of certain conditions specified in the agreement. As of April 16, 2019, this transaction has not closed.

NOTE 24 – SUBSEQUENT EVENTS

On April 3, 2019, the Company entered into an amendment to the Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, as amended, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc., which extended the closing date of the agreement to December 31, 2019.

Since December 31, 2018 the Company has issued 7 new convertible notes totaling $200,675 convertible to 125,422 common shares.