Form 10-Q
period 2019-03-31
CEN BIOTECH INC
filed 2019-05-20
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of May 20, 2019, there were 25,548,363, shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” that represent our beliefs, projections and predictions about future events. There are statements in this quarterly report that are not historical facts. All statements other than statements of historical fact are “forward-looking statements,” including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. These “forward-looking statements” can be identified by use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “positioned,” “project,” “propose,” “should,” “strategy,” “will,” or any similar expressions, as well as statements in the future tense. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

Contents
Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Unaudited condensed consolidated balance sheets	F-1

Unaudited condensed consolidated statements of operations	F-2

Unaudited condensed consolidated statements of shareholders’ deficit	F-3

Unaudited condensed consolidated statements of cash flows	F-4

Notes to the unaudited condensed consolidated financial statements	F-5

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$39,752	$3,193

Property, plant and improvements
Property and equipment, net	161,913	166,509
Other assets
Operating lease right-of-use assets	251,110	-
Other receivable	417,904	418,905
Note receivable – related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC – related party	905,328	875,328
Intangible assets, net	5,699,568	5,805,771

Total assets	$7,520,434	$7,314,565

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$206,521	$206,521
Loans payable	10,113,095	10,107,205
Loans payable – related parties	1,361,550	1,360,806
Convertible notes payable	4,190,461	3,597,760
Convertible notes payable – related parties	926,368	926,368
Accrued interest	7,544,199	6,860,494
Accrued interest – related parties	1,032,171	946,227
Operating lease liabilities	40,683	-
Accrued expenses	446,432	402,377

Total current liabilities	25,861,480	24,407,758

Operating lease liabilities, less current portion	210,838	-
Patent acquisition liability	1,010,000	1,010,000
Convertible notes, less current portion	1,117,123	1,545,887
Convertible notes – related parties, less current portion	1,612,313	1,612,313

Total liabilities	29,811,754	28,575,958

Commitments and contingencies

Shareholders’ deficit
Common stock; unlimited authorized shares; 25,518,363 and 25,473,363 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively. No par value.	-	-
Additional paid-in capital	14,606,510	14,393,660
Accumulated deficit	(36,897,830)	(35,655,053)
Total shareholders’ deficit	(22,291,320)	(21,261,393)

Total liabilities and shareholders’ deficit	$7,520,434	$7,314,565

See accompanying notes to financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2019	2018

Operating expenses
Consulting fees	$18,942	$11,985
Consulting fees – related parties	31,200	31,200
Stock based compensation	167,400	167,400
General and administrative	187,685	441,839

Total operating expenses	405,227	652,424

Loss from operations	(405,227)	(652,424)

Other (expense) income
Interest expense	(701,888)	(594,503)
Interest expense – related parties	(113,213)	(104,286)
Interest income	2,045	-
Foreign exchange (loss) gain	(24,494)	30,443

Other expense, net	(837,550)	(668,346)

Net loss	$(1,242,777)	$(1,320,770)

Net Loss Per Share:
Basic and diluted	$(0.05)	$(0.05)

Weighted Average Number of Shares Outstanding
Basic and diluted	25,495,863	25,153,061

See accompanying notes to financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Shareholders’ Deficit

(Unaudited)

		Common	Additional		Total
	Common	Shares	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances, January 1, 2018	25,131,843	$-	$9,110,041	$(28,124,692)	$(19,014,651)

Patent acquisition liability modification	-	-	4,380,000	-	4,380,000

Stock-based compensation	-	-	167,400	-	167,400

Issuance of common stock – interest shares	43,400	-	26,908	-	26,908

Net loss	-	-	-	(1,320,770)	(1,320,770)

Balances, March 31, 2018	25,175,243	$-	$13,684,349	$(29,445,462)	$(15,761,113)

Balances, January 1, 2019	25,473,363	$-	$14,393,660	$(35,655,053)	$(21,261,393)

Stock-based compensation	-	-	167,400	-	167,400

Issuance of common stock – interest shares	45,000	-	45,450	-	45,450

Net loss	-	-	-	(1,242,777)	(1,242,777)

Balances, March 31, 2019	25,518,363	$-	$14,606,510	$(36,897,830)	$(22,291,320)

See accompanying notes to financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(1,242,777)	$(1,320,770)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,596	442
Amortization	106,203	106,203
Stock-based compensation – employees	167,400	167,400
Non-cash interest expense	701,885	561,910
Non-cash interest expense – related parties	113,214	104,286
Deferred lease expense	-	13,576
Foreign exchange loss (gain)	24,494	(30,443)
Changes in operating assets and liabilities which provided (used) cash
Operating lease right-of-use assets	5,216	-
Other receivable	1,001	(146,018)
Accounts payable	(957)	14,770
Accounts payable – related parties	-	(7,585)
Operating lease liabilities	(4,805)	-
Accrued expenses	44,055	12,903
Net cash used in operating activities	(80,475)	(523,326)
Cash flows from investing activities
Advance on business acquisition	(30,000)	-
Leasehold improvements in progress	-	(5,439)
Net cash used in investing activities	(30,000)	(5,439)

Cash flows from financing activities
Issuance of loans payable	-	180,000
Repayment of loans payable	-	(130,000)
Issuance of loans payable – related parties	-	225,000
Issuance of convertible notes	147,034	595,800

Net cash provided by financing activities	147,034	870,800

Net increase in cash and cash equivalents	36,559	342,035

Cash and cash equivalents, beginning of period	3,193	84,978

Cash and cash equivalents, end of period	$39,752	$427,013

Supplemental cash flows disclosures
Cash paid for interest	$-	$32,593

Non-cash transactions - investing and financing activities
Patent acquisition liability modification	$-	$4,380,000

See accompanying notes to financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(All amounts are in US dollars unless otherwise stated.)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the condensed consolidated financial statements of the Company for the year ended December 31, 2018 and notes thereto.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For the three-months ended March 31, 2019 and 2018, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

Share Purchase Agreement

On July 31, 2018, the Company entered into a Share Purchase Agreement with AstralENERGY Solar Manufacturing Corporation, LTD. (“AstralENERGY”) to acquire 70% of the outstanding common stock of AstralENERGY. The Company will issue an aggregate 2,500,000 shares of common stock of the Company as consideration for the acquisition. AstralENERGY is a manufacturer of architecturally designed solar panels for residential and commercial solar production and has also developed integrated multi-function LED street lighting systems. Consummation of the acquisition is subject to the completion of certain conditions specified in the agreement. As of May 20, 2019, this transaction has not closed.

NOTE 2 – NEW ACCOUNTING STANDARD

Adoption of New Accounting Standard

The Company adopted Accounting Standards Codification (ASC) 842, “Leases” using the modified retrospective approach, effective January 1, 2019, on its condensed consolidated financial statements. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods.

The new lease standard requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the practical expedients permitted under the transition guidance of the new standard.

NOTE 3 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $36,897,830 at March 31, 2019 and had no committed source of additional debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 7, 8, 9, and 10. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

NOTE 4 – PROPERTY, PLANT AND IMPROVEMENTS, NET

Property and equipment, net consists of the following as of:

	March 31, 2019	December 31, 2018
Leasehold improvements	$166,163	$166,163
Furniture and equipment	17,668	17,668
Accumulated depreciation and amortization	(21,918)	(17,322)

Net property, plant and improvements	$161,913	$166,509

Depreciation and amortization expense was $4,596 and $442 for the three-months ended March 31, 2019 and 2018, respectively.

NOTE 5 – ADVANCES TO CEN BIOTECH UKRAINE

At March 31, 2019 and December 31, 2018, the Company had advances of $905,328 and $875,328, respectively, to CEN Biotech Ukraine, LLC, a related party, (see Note 13). The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC and are unsecured, non-interest bearing, and are due on demand.

NOTE 6 – INTANGIBLE ASSETS

On September 12, 2016, the Company executed an agreement dated August 31, 2016, to acquire assets, including a patent related to LED Lighting, from Tesla Digital, Inc., a Canadian Corporation, and Stevan (Steve) Pokrajac (the “Sellers”).

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

In addition, the Company agreed to employ Stevan Pokrajac, by an LED subsidiary that the Company plans to form, but which has not yet been formed, in connection with the development of the acquired technology with compensation equal to $200,000 per year, commencing with the start of operations of the planned subsidiary after the acquisition is completed.

In March 2018, the Tesla agreement was amended to replace the $5 million stock consideration commitment with a commitment to issue one million registered shares of CEN common stock with a closing date of September 30, 2018. On October 4, 2018, this agreement was amended to extend the closing date to December 15, 2018. On April 3, 2019, the Company entered into an amendment which extended the closing date of the agreement to December 31, 2019. The modification of the agreement converted a fixed value of shares to a fixed number of shares. Accordingly, the liability was reduced and additional paid in capital was increased by $4,380,000 to reflect the fair value of the shares committed at the date of the amendment. As of March 31, 2019 and December 31, 2018, the fair value of this liability was $1,010,000. This liability will be remeasured at each reporting date using the current fair value of CEN’s common shares.

The Company intends to explore using the patented LED Lighting Technology across manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired, other than the patent, included certain machinery and raw materials, which were old and non-functioning and accordingly, had no fair value.

The intangible assets consists of the following as of:

	March 31, 2019	December 31, 2018

Lighting patent	$6,797,000	$6,797,000
Accumulated amortization	(1,097,432)	(991,229)

Net	$5,699,568	$5,805,771

As of March 31, 2019 and December 31, 2018, there is no impairment expense recognized based on the Company’s expectations that it will be able to monetize the patent.

The lighting patent is being amortized straight-line over 16 years. Expected amortization expense is $424,812 per year through 2031, with the remaining $283,215 to be amortized in 2032.

NOTE 7 – LOANS PAYABLE

Loans payable consist of the following at:

	March 31, 2019	December 31, 2018
Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note is secured by the Company's equipment.	$9,675,000	$9,675,000

Mortgage payable in default to ARG & Pals, Inc., for the original amount of CAD $385,000. The mortgage bears interest at 22% per annum, and matured on November 21, 2018.	288,095	282,205

Loan payable in default to an individual, issued January 17, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan which matured on April 16, 2019.	50,000	50,000

Loan payable in default to an individual, issued April 13, 2018, with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan which matured on April 16, 2019.	100,000	100,000

Total loans payable (all current)	$10,113,095	$10,107,205

We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $9,000. The remainder of our debt that is in default is not secured.

During the three-month periods ended March 31, 2019 and 2018, 18,000 and 16,400 common shares were issued to individuals for loans made to CEN, respectively. Accordingly, during the three-month periods ended March 31, 2019 and 2018, $18,180 and $10,168 in interest expense and additional paid-in capital was recorded, respectively.

NOTE 8 – LOANS PAYABLE- RELATED PARTY

Loans payable - related party consists of the following at:

	March 31, 2019	December 31, 2018
Loan payable in default to the spouse of Bill Chaaban, President of CEN, bears an interest at 10% per annum. This is an unsecured loan that matured on December 31, 2018.	$235,050	$234,306

Loan payable in default to a former director of Creative, former parent company, bears interest at 10% per annum. This is an unsecured loan that matured on December 31, 2018.	601,500	601,500

Loan payable to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the President of CEN, bearing interest at 8% per annum. This is an unsecured loan with a maturity date of October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loan payable in default to the spouse of Joseph Byrne, CEO of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan that matured on May 16, 2019.	100,000	100,000

Loan payable in default to Alex Tarrabain, a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan that matured on May 16, 2019.	75,000	75,000

Loan payable in default to Joseph Byrne, CEO of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan that matured on May 16, 2019.	50,000	50,000

Total loans payable - related party	1,361,550	1,360,806
Less: current portion	1,361,550	1,360,806

Long-term portion loans payable - related party	$-	$-

Attributable related party accrued interest was $384,187 and $357,373 as of March 31, 2019 and December 31, 2018, respectively. Interest expense attributable to related party loans was $26,814 and $43,042 for the three-months ended March 31, 2019 and 2018, respectively.

During both three-month periods ended March 31, 2019 and 2018, 27,000 common shares were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during the three-month periods ended March 31, 2019 and 2018, $27,270 and $16,740 in related party interest expense, which is included above, and additional paid-in capital was recorded, respectively.

NOTE 9 – CONVERTIBLE NOTES

Convertible notes payable consists of the following at:

	March 31, 2019	December 31, 2018

Convertible note payable, due on demand, bearing interest at 7% per annum with conversion rights for 335,833 common shares.	$826,657	$809,755

Convertible notes payable to multiple private investors, including certain notes in default, bearing interest at 5% per annum with conversion rights for 2,775,690 common shares, maturing at various dates between May 2018 and March 2021.	4,480,927	4,333,892

Total convertible notes payable	5,307,584	5,143,647
Less current portion	4,190,461	3,597,760

Convertible notes payable, less current portion	$1,117,123	$1,545,887

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 3,111,523 common shares.

As of May 20, 2019, we are currently in default of $1,329,287 of convertible notes payable, which are convertible into 834,277 shares of common stock.

NOTE 10 – CONVERTIBLE NOTES - RELATED PARTY

Convertible notes - related party consists of the following at:

	March 31, 2019	December 31, 2018
Convertible note due to the spouse of Bill Chaaban, President of CEN, which bears an interest at 12% per annum. This note is convertible to 867,576 common shares with a maturity date of August 17, 2020.	$1,388,122	$1,388,122

Convertible notes in default due to Harold Aubrey de Lavenu, a Director of CEN, bearing interest at 5% per annum. These notes are convertible to 548,980 common shares with maturity dates of March 31, 2019.	878,368	878,368

Convertible note in default due to Alex Tarrabain, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 30,000 common shares with a maturity date of March 31, 2019.	48,000	48,000

Convertible notes due to Joseph Byrne, CEO of CEN, bearing interest at 12% per annum. This note is convertible to 140,120 common shares with a maturity date of August 17, 2020.	224,191	224,191

Total convertible notes payable - related party	2,538,681	2,538,681
Less current portion	926,368	926,368

Convertible notes payable - related party, less current portion	$1,612,313	$1,612,313

Attributable related party accrued interest was $647,984 and $588,854 as of March 31, 2019 and December 31, 2018, respectively. Interest expense attributable to related party convertible notes was $59,129 and $61,244 for the three-months ended March 31, 2019 and 2018, respectively.

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 1,586,676 common shares.

As of May 20, 2019, we are currently in default of $926,368 of convertible notes payable, which are convertible into 578,980 shares of common stock.

NOTE 11 – INCOME TAXES

A reconciliation of the effective tax rate of the income tax benefit and the statutory income tax rates applied to the loss before income taxes is as follows for the three-months ended March 31:

	2019	2018

Income tax benefit at Canadian statutory rate	26.5%	26.5%
Valuation allowance	(26.5%)	(26.5%)

Effective income tax rate	0%	0%

As of March 31, 2019, the Company has net operating loss carry forwards of approximately $37,800,000 that may be available to reduce future years’ taxable income. Such carry forwards typically expire after 20 years. The Company currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these condensed consolidated financial statements, because the Company believes that it is more likely than not that the carryforwards will expire unused and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the period ended March 31, 2019 and the year ended December 31, 2018:

	2019	2018

Deferred tax asset - net operating losses	$10,000,000	$9,700,000
Deferred tax asset valuation allowance	(10,000,000)	(9,700,000)

Net deferred tax asset	$-	$-

The change in the valuation allowance amounted to $300,000 and $400,000 for the three-months ended March 31, 2019 and 2018, respectively. All other temporary differences are immaterial both individually and in the aggregate to the condensed consolidated financial statements.

Company management analyzes its income tax filing positions in Canadian federal and provincial jurisdictions where it is required to file income tax returns, for all open tax years in these jurisdictions, to identify potential uncertain tax positions. As of March 31, 2019, there are no uncertain income tax positions taken or expected to be taken that would require recognition of a liability or disclosure in the condensed consolidated financial statements. The Company is subject to routing audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Generally, the Company is no longer subject to income tax examinations for years prior to 2015.

NOTE 12 – SHAREHOLDERS’ DEFICIT / STOCK ACTIVITY

The Company is authorized to issue an unlimited number of common shares and an unlimited number of special voting shares. Common shares have no stated par value.

As of March 31, 2019, 4,698,199 shares of common stock are committed to the holders of the convertible notes.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has received loans from several related parties, as described above in Notes 8 and 10.

There are advances of $905,328 and $875,328 to CEN Ukraine as of March 31, 2019 and December 31, 2018, respectively, which such advances were made for the purpose of funding the operations of CEN Ukraine. CEN Ukraine was founded by Bill Chaaban. Prior to December 3, 2017, Bill Chaaban directly owned 51% of CEN Ukraine. Subsequent to December 3, 2017, Mr. Chaaban directly owned 25.5% of CEN Ukraine. CEN Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Ukraine. On December 14, 2017, the Company entered into a controlling interest purchase agreement with Bill Chaaban and another shareholder of CEN Ukraine for 51% of the outstanding equity interests of CEN Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of May 20, 2019, as the Company needs to raise additional funds in order to proceed with the closing.

On July 12, 2017, the Company’s Shareholders elected individuals to serve as Directors on the Board. These individuals hold long-term convertible notes payable issued prior to the election. All notes payable bear interest at 5% per annum and are convertible to common shares with various maturity dates. They became related parties when they were elected.

During each of the three-months ended March 31, 2019 and 2018, the Company incurred payroll expenses with certain Board Members and Officers totaling $31,200. As of March 31, 2019 and December 31, 2018, $156,000 and $124,800, respectively, were payable for such services.

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments beginning in 2017 through 2026. No payments have been received as of March 31, 2019, however, management expects this balance to be collectible.

The Company leases 20 North Rear Road, a 10.4 acre site of land in Canada, through a sublease from a relative of the Company’s President. There are two buildings on the site – one of 27,000 square feet and one of 53,000 square feet. There is also a 4,000 square foot vault for security purposes. The Company constructed improvements to this property, including structures and equipment for growing marijuana, security fencing required for licensing as a marijuana producer, and other infrastructure. These improvements were fully impaired during the 4th quarter of 2018.

The 20 North Rear Road lease agreement began on September 1, 2013 and required annual rent payments of CAD $339,000, including tax. At December 31, 2016, the balance sheet included accrued rent of $552,934, owed to Jamaal Shaban (“Lessor”), cousin of Bill Chaaban. Concurrently, the Lessor had fallen behind on a mortgage payable on the property. Effective January 2017, the Company entered into agreements to terminate the initial lease, enter into a convertible debt note with the Lessor’s creditor, and begin a new lease agreement for the same property. The new lease agreement calls for monthly rental payments of CAD $4,000 plus taxes for a period of five years. In exchange, the Company issued convertible notes payable of $824,446 in satisfaction of the accrued rent and future rent. The lease has been accounted for as an operating lease, and the amount of the note in excess of the accrued rent was treated as a deferred lease asset amortized over the 5-year lease. However, in conjunction with the impairment in the 4th quarter of 2018, the remaining deferred lease asset was fully expensed. As of March 31, 2019, the operating right of use asset was $88,992 and the associated liability was $85,998, utilizing an 8% discount rate. During the three-months ended March 31, 2019 and 2018, lease expenses of $19,562 and $22,883 related to this agreement were recognized within general and administrative expenses.

The Company also leases office space in Windsor, Ontario from R&D Labs Canada, Inc., whose president is Bill Chaaban. Under the lease agreement effective October 1, 2017, monthly rents of CAD $2,608 are due through September 2022, at which point monthly rents of CAD $3,390 are due. As of March 31, 2019, the operating right of use asset was $162,118 and the associated liability was $165,523, utilizing an 8% discount rate. During the three-months ended March 31, 2019 and 2018, lease expenses of $9,259 and $6,068 related to this agreement were recognized within general and administrative expenses.

As of March 31, 2019, the weighted average remaining lease term was approximately 6.8 years and the weighted average discount rate used to determine operating lease liabilities was 8%.

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

Restricted Stock Awards

The grant-date fair value of the restricted shares noted in the employment agreements and equity compensation grants sections above was $11,435,741 in 2018 and prior. No such grants were made during the three-month periods ended March 31, 2019 and 2018. The grant-date fair value is calculated utilizing an enterprise valuation model as of the date the awards are granted. During 2017, 14,317,500 of these shares vested, with the remaining restricted stock units of 3,962,500 shares vesting pro-rata over the requisite service period, which is generally three years from the grant-date. During each of the three-months ended March 31, 2019 and 2018, an additional 337,500 of these shares vested. Non-vested restricted stock awards participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

Compensation expense recognized in connection with the restricted stock awards was $167,400 for each of the three-months ended March 31, 2019 and 2018. The fair value of the restricted stock which vested amounted to $340,875 and $209,250 for the three-months ended March 31, 2019 and 2018, respectively.

Non-vested restricted stock award activity for the three-months ended March 31, 2019 and 2018 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term (Years)
Non-vested at January 1, 2018	3,962,500	$0.62	2.92
Granted	-	-	-
Vested	(337,500)	0.62	-
Forfeited	-	-	-
Non-vested at March 31, 2018	3,625,000	$0.62	2.75

Non-vested at December 31, 2018	2,612,500	$0.62	2.00
Granted	-	-	-
Vested	(337,500)	0.62	-
Forfeited	-	-	-
Non-vested at March 31, 2019	2,275,000	$0.62	1.75

The fair value of the restricted stock grants was based on the valuation of a third-party specialist. Unrecognized compensation expense related to restricted stock amounted to approximately $1,131,500 as of March 31, 2019. This expense will be recognized over vesting period of the respective awards.

NOTE 15 – NET LOSS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of March 31, 2019 and 2018. Common stock equivalents that were excluded for the three-month periods ended March 31, 2019 and 2018 are as follows:

	2019	2018
Convertible debt	4,628,234	3,919,160

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At March 31, 2019:
Cash and cash equivalents	$39,752	$-	$39,752	$-	$39,752
Other receivables	$417,904	$-	$-	$417,904	$417,904
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC - related party	$905,328	$-	$-	$905,328	$905,328
Loans payable	$10,113,095	$-	$-	$10,113,095	$10,113,095
Loans payable - related parties	$1,361,550	$-	$-	$-	$-
Patent acquisition liability	$1,010,000	$-	$-	$1,010,000	$1,010,000
Convertible notes payable	$5,307,584	$-	$-	$5,768,525	$5,768,525
Convertible notes payable - related parties	$2,538,681	$-	$-	$-	$-

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2018:
Cash and cash equivalents	$3,193	$-	$3,193	$-	$3,193
Other receivables	$418,905	$-	$-	$418,905	$418,905
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC - related party	$875,328	$-	$-	$875,328	$875,328
Loans payable	$10,107,205	$-	$-	$10,107,205	$10,107,205
Loans payable - related parties	$1,360,806	$-	$-	$-	$-
Patent acquisition liability	$1,010,000	$-	$-	$1,010,000	$1,010,000
Convertible notes payable	$5,143,647	$-	$-	$5,534,810	$5,534,810
Convertible notes payable - related parties	$2,538,681	$-	$-	$-	$-

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

The fair value of the patent acquisition liability is based upon a valuation report obtained from a 3rd party valuation specialist. This valuation report utilized a cash-free asset value model to estimate enterprise value based upon similar companies.

NOTE 18 – SUBSEQUENT EVENT.

On April 3, 2019, the Company entered into an amendment to the Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, as amended, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc., which extended the closing date of the agreement to December 31, 2019.

On May 15, 2019, the Company entered into a Non-Binding (other than as set forth therein) Term Sheet (the “Term Sheet”) with Caduceus Software Systems Corp., a Wyoming corporation (“CSOC”), which was reviewed and approved by the Board of Directors of the Company (the “Board”) on May 15, 2019.  Pursuant to the Term Sheet, the Company and CSOC agreed to undertake a merger transaction to combine the two companies’ operations and negotiate and enter into a definite agreement to effect the transaction.

On May 16, 2019, the Board appointed Alex Tarrabain, one of the members of the Company’s Board to serve as the Company’s Chief Financial Officer and as one of the Vice Presidents of the Company effective May 21, 2019 (the “Effective Date”). Richard Boswell, who served as the Company’s Chief Financial Officer since July 2017, resigned from his position as the Company’s Chief Financial Officer as of the Effective Date, and will continue to serve in his position as the Company’s Senior Executive Vice President going forward focusing on the Company’s strategic activities and will also continue to serve as a member of the Company’s Board.

In connection with the foregoing, on May 16, 2019, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with Mr. Tarrabain pursuant to which Mr. Tarrabain agreed to serve as the Company’s Vice President and Chief Financial Officer and the Company agreed to issue to Mr. Tarrabain 1,250,000 shares (the “Shares’) of the Company’s common stock in accordance with a Restricted Stock Agreement (the “RSA”).  The Employment Agreement has an indefinite term. Additionally, pursuant to the Employment Agreement, the Company agreed to pay Mr. Tarrabain an annual base salary of $31,200.  Further, pursuant to the Employment Agreement in the event of an occurrence of a “Change in Control” (as defined in the Employment Agreement) or a strategic transaction, the Board may, but is not obligated to, provide Mr. Tarrabain with additional compensation, including additional stock options or restricted stock, for services outside of his general scope of duties and responsibilities.

Pursuant to the RSA, entered into by Mr. Tarrabain and the Company on May 16, 2019, 350,000 of the Shares will vest immediately (the “Grant Date”) and the balance 900,000 of the Shares will vest over a three (3) year period with 25,000 of the Shares versing on the one (1) month anniversary of the Grant Date and an additional 25,000 of the Shares vesting at the end of each one (1) month anniversary of the Grant Date thereafter, provided that Mr. Tarrabain continues to be an employee of the Company.

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

Prior to the Spin-Off Distribution, CEN initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario. On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. On February 1, 2016 the Company commenced legal action against the Attorney General of Canada in the Ontario Superior Court of Justice for damages for detrimental reliance, economic loss, and prejudgment and post judgment interest, costs of the proceeding and other relief that the court may seem just. As of May 20, 2019 the action in the Ontario Superior Court of Justice is still ongoing. After evaluating this action, the Company decided to not pursue the development of its medical marijuana business and instead to seek to develop and pursue other businesses that are related to the cannabis and other industries, including Light Emitting Diode (“LED”) lighting and hemp-based industrial, medical and food products that have a tetrahydrocannabinol (“THC”) that is below 0.3%.

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

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $36,897,830 at March 31, 2019 and had no committed source of debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including a note that is in default and is secured by the Company’s equipment and certain unsecured convertible notes payable. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

Results of Operations for the Three-Months Ended March 31, 2019 and 2018:

The following tables reflect our operating results for the three-months ended March 31, 2019 and 2018, respectively:

Operating Summary	Three-months ended March 31, 2019	Three-months ended March 31, 2018	Change
Revenues, net	$-	$-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses	405,227	652,424	37.9%
Loss from Operations	405,227	652,424	37.9%
Other Expense	837,550	668,346	(25.3%)
Net Loss	$1,242,777	$1,320,770	5.9%

Revenue

We have not recognized revenue during the three-months ended March 31, 2019 and 2018, as we have not commenced revenue generating operations to date.

Operating Expenses

During the three months ended March 31, 2019, our operating expenses were $405,227 compared to $652,424 during the three months ended March 31, 2018. During the three months ended March 31, 2019, our operating expenses were comprised of salary and consulting fees of $50,142, stock-based compensation expense of $167,400, and general and administrative expenses of $187,685. By comparison, during the three months ended March 31, 2018, our operating expenses were comprised of salary and consulting fees of $43,185, stock-based compensation expense of $167,400, and general and administrative expenses of $441,839. Expenses incurred during the three months ended March 31, 2019 compared to three months ended March 31, 2018 decreased primarily due to decreases in general and administrative expenses related to travel, legal, and other professional fees.

Other Income and Expense Items

During the three months ended March 31, 2019, our other income and expense, net was $837,550 compared to $668,346 during the three months ended March 31, 2018. During the three months ended March 31, 2019, our other income and expense items were comprised of interest expense of $815,101, interest income of $2,045, and foreign exchange loss of $24,494. By comparison, during the three months ended March 31, 2018, our other income and expense items were comprised of interest expense of $698,789, and foreign exchange gain of $30,443. The increase during the period is due to interest expense on additional notes and loans issued to fund operations.

Income Taxes

As of March 31, 2019, the Company has net operating loss carryforwards of approximately $37,800,000 that may be available to reduce future years’ taxable income. As of March 31, 2019, the Company has a deferred tax asset of approximately $10,000,000 which has been completely offset by a valuation allowance. The Company believes that it is more likely than not that the carryforwards will expire unused as the Company has not been able to commence revenue generating activities to date.

Net Loss

Our net loss during the three months ended March 31, 2019 was $1,242,777 compared to a net loss of $1,320,770 during the three months ended March 31, 2018 due to the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2019 and 2018, our liquid assets consisted of cash of $39,752 and $3,193, respectively.

Our indebtedness includes a patent acquisition liability of $1,010,000, accrued interest of $7,544,199, accrued interest to related parties of $1,032,171, as well as loans payable, loans payable to related parties, loans payable share interest, loans payable share interest to related parties, convertible notes and convertible notes to related parties totaling $19,320,910, with maturity dates as outlined below. The convertible notes are due 2 years from issuance with notes maturing in 2018 through 2021. We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $11,000. We are also currently in default of $3,755,300 of unsecured debt. We expect our operating and administrative expenses to be at least $2,400,000 annually.

Description	Maturity Date	Amount
Loan Payable	6/30/2016	$9,675,000
Loan Payable	11/21/2018	288,095
Loan Payable – Related Party	12/31/2018	836,550
Loan Payable – Related Party	10/2/2019	300,000
Loan Payable – Share Interest	4/16/2019	150,000
Loan Payable – Share Interest – Related Party	5/16/2019	225,000
Convertible Notes	On Demand	826,657
Convertible Notes	Q2 2018	14,000
Convertible Notes	Q4 2018	74,000
Convertible Notes	Q1 2019	1,04,6287
Convertible Notes	Q2 2019	405,000
Convertible Notes	Q3 2019	791,017
Convertible Notes	Q4 2019	457,701
Convertible Notes	Q1 2020	575,800
Convertible Notes	Q2 2020	117,000
Convertible Notes	Q3 2020	514,264
Convertible Notes	Q4 2020	338,823
Convertible Notes	Q1 2021	147,035
Convertible Notes Related Party	Q1 2019	926,368
Convertible Notes Related Party	Q3 2020	161,2313

Total		$19,320,910

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Three months ended March 31, 2019 and 2018

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the three months ended March 31, 2019, we used $80,475 in operating activities compared to $523,326 used in operating activities during the three months ended March 31, 2018. The decrease in the use of operating cash between the two periods related primarily to a decrease in the extensions of credit under the other receivables category.

 Cash Flows from Investing Activities

Our use of cash flow for investing activities during the three months ended March 31, 2019 was $30,000 compared to $5,439 during the three months ended March 31, 2018. During the three months ended March 31, 2019, our use of cash flows for investing activities were comprised of advances to CEN Ukraine of $30,000. By comparison, during the three months ended March 31, 2018, our use of cash flows for investing activities was comprised of leasehold improvements of $5,439.

Cash Flows from Financing Activities

During the three months ended March 31, 2019, we received $147,034 through issuance of convertible notes to investors to fund our working capital requirements. During the three months ended March 31, 2018, we received $1,000,800 through issuance of convertible notes and share interest loans to investors to fund our working capital requirements. During the three months ended March 31, 2018, $130,000 of the share interest loans payable were repaid.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standard

The Company adopted Accounting Standards Codification (ASC) 842, “Leases” using the modified retrospective approach, effective January 1, 2019, on its condensed consolidated financial statements. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods.

The new lease standard requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the practical expedients permitted under the transition guidance of the new standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure and controls and procedures.

As of March 31, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2019.

Management recognized the need for additional resources in the area of accounting and financial reporting controls and procedures. As a result, we have outsourced the accounting and financial reporting oversight roles to a qualified accounting firm with public company reporting expertise.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-months ended March 31, 2019, CEN entered into loans and associated extension agreements with various parties. In consideration for such loans and associated extensions, CEN granted various individuals total aggregate amount of 45,000 unregistered shares of common stock of CEN during the three-months ended March 31, 2019.

The above issuances of shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

During the three months ended March 31, 2019, we issued $147,034 of convertible notes to investors to fund our working capital requirements. These notes bear interest at 5% per year and are convertible at the option of the holder into 91,672 common shares.

The above issuances of convertible notes were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

              CEN has a payment default with respect to the term loan payable to Global Holdings International, LLC, in the principal amount of $9,675,000 and which bears compound interest at 15% per annum which was due on September 30, 2016. The aggregate amount due under this loan as of May 20, 2019 is approximately $17,000,000. Interest and default interest and related fees currently accrue at approximately $600,000 per quarter. This note is secured by some of the Company's equipment which we value at approximately $9,000.

CEN has a payment default with respect to certain unsecured convertible loans payable to private investors and related parties, in the principal amount of $2,255,655 and which bear interest at 5% per annum which were due prior to May 20, 2019. The aggregate amounts due under these loans as of May 20, 2019, including accrued interest, is approximately $3,300,000. Interest and default interest and related fees currently accrue at approximately $40,000 per quarter.

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

3.2	By-Laws of Cen Biotech, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (Commission file number 000-55557) on Form 10 filed with the SEC January 4, 2016.)

10.1	Amendment dated April 3, 2019, to Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, as amended, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC April 8, 2019).

10.2	Term Sheet dated May 15, 2019, between CEN Biotech, Inc. and Caduceus Software Systems Corp. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC May 16, 2019).

10.3	Executive Employment Agreement dated May 16, 2019, between CEN Biotech, Inc. and Alex Tarrabain. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC May 16, 2019).

10.4	Restricted Stock Agreement dated May 16, 2019, between CEN Biotech, Inc. and Alex Tarrabain. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC May 16, 2019).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*

* Filed herein.

** Furnished herewith.

b.     Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2019

CEN BIOTECH, INC.

By:	/s/ Joseph Byrne
Name:	Joseph Byrne
Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2019	/s/ Richard Boswell
Name: Richard Boswell
Title: Chief Financial Officer (Principal Financial and Accounting Officer)