Form 10-Q
period 2019-06-30
CEN BIOTECH INC
filed 2019-08-19
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 19, 2019, there were 26,843,363, shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Contents
Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Unaudited condensed consolidated balance sheets	F-1

Unaudited condensed consolidated statements of operations	F-2

Unaudited condensed consolidated statements of shareholders’ deficit	F-3

Unaudited condensed consolidated statements of cash flows	F-4

Notes to the unaudited condensed consolidated financial statements	F-5

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$15,972	$3,193

Property, plant and improvements
Property and equipment, net	157,317	166,509
Other assets
Operating lease right-of-use assets	250,484	-
Other receivable	419,958	418,905
Note receivable – related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC – related party	995,328	875,328
Intangible assets, net	5,593,365	5,805,771

Total assets	$7,477,283	$7,314,565

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$206,521	$206,521
Loans payable	10,119,178	10,107,205
Loans payable – related parties	1,362,318	1,360,806
Convertible notes payable	4,318,916	3,597,760
Convertible notes payable – related parties	926,368	926,368
Accrued interest	8,206,898	6,860,494
Accrued interest – related parties	1,119,126	946,227
Operating lease liabilities	42,306	-
Accrued expenses	492,235	402,377

Total current liabilities	26,793,866	24,407,758

Operating lease liabilities, less current portion	205,327	-
Patent acquisition liability	1,010,000	1,010,000
Convertible notes, less current portion	1,386,122	1,545,887
Convertible notes – related parties, less current portion	1,632,313	1,612,313

Total liabilities	31,027,628	28,575,958

Shareholders’ deficit
Common stock; unlimited authorized shares; 26,813,363 and 25,473,363 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively. No par value.	-	-
Additional paid-in capital	15,198,110	14,393,660
Accumulated deficit	(38,748,455)	(35,655,053)
Total shareholders’ deficit	(23,550,345)	(21,261,393)
Total liabilities and shareholders’ deficit	$7,477,283	$7,314,565

See accompanying notes to financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Operating expenses
Consulting fees	$178	$48,500	$19,120	$60,485
Consulting fees – related parties	37,759	45,839	68,959	77,039
Stock based compensation	546,150	179,800	713,550	347,200
General and administrative	412,527	694,595	600,212	1,136,434

Total operating expenses	996,614	968,734	1,401,841	1,621,158

Loss from operations	(996,614)	(968,734)	(1,401,841)	(1,621,158)

Other income (expense)
Interest expense	(714,791)	(608,670)	(1,416,679)	(1,203,173)
Interest expense – related parties	(114,226)	(105,292)	(227,439)	(209,578)
Interest income	2,052	-	4,097	-
Foreign exchange gain (loss)	(27,046)	23,155	(51,540)	53,598

Other expense, net	(854,011)	(690,807)	(1,691,561)	(1,359,153)

Net loss	$(1,850,625)	$(1,659,541)	$(3,093,402)	$(2,980,311)

Net loss per share:
Basic and diluted	$(0.07)	$(0.07)	$(0.12)	$(0.12)

Weighted average number of shares outstanding
Basic and diluted	26,173,473	25,222,721	25,836,540	25,188,132

See accompanying notes to financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Shareholders’ Deficit

(Unaudited)

		Common	Additional		Total
	Common	Shares	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances, January 1, 2018	25,131,843	$-	$9,110,041	$(28,124,692)	$(19,014,651)

Patent acquisition liability modification	-	-	4,380,000	-	4,380,000

Stock-based compensation	20,000	-	347,200	-	347,200

Issuance of common stock – interest shares	96,400	-	59,768	-	59,768

Issuance of common stock – legal consulting	125,000	-	77,500	-	77,500

Net loss	-	-	-	(2,980,311)	(2,980,311)

Balances, June 30, 2018	25,373,243	$-	$13,974,509	$(31,105,003)	$(17,130,494)

Balances, January 1, 2019	25,473,363	$-	$14,393,660	$(35,655,053)	$(21,261,393)

Stock-based compensation	1,250,000	-	713,550	-	713,550

Issuance of common stock – interest shares	90,000	-	90,900	-	90,900

Net loss	-	-	-	(3,093,402)	(3,093,402)

Balances, June 30, 2019	26,813,363	$-	$15,198,110	$(38,748,455)	$(23,550,345)

See accompanying notes to financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(3,093,402)	$(2,980,311)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,192	5,038
Amortization	212,406	212,406
Stock-based compensation – employees	713,550	347,200
Stock-based compensation – others	-	77,500
Non-cash interest expense	1,382,764	1,170,577
Non-cash interest expense – related parties	227,439	209,576
Deferred lease expense	-	27,152
Foreign exchange loss (gain)	51,540	(53,598)
Changes in operating assets and liabilities which provided (used) cash
Lease right-of-use assets	5,842	-
Other receivable	(1,053)	(242,558)
Accounts payable	(3,698)	62,580
Operating lease liabilities	(8,693)	-
Accrued expenses	89,858	44,103

Net cash used in operating activities	(414,255)	(1,120,335)

Cash flows from investing activities
Advance on business acquisition	(120,000)	-
Leasehold improvements in progress	-	(5,439)

Net cash used in investing activities	(120,000)	(5,439)

Cash flows from financing activities
Issuance of loans payable	-	380,000
Repayment of loans payable	-	(230,000)
Issuance of loans payable – related parties	-	225,000
Issuance of convertible notes	533,034	707,800
Repayment of convertible notes	(6,000)	(20,000)
Issuance of convertible notes – related parties	20,000	-

Net cash provided by financing activities	547,034	1,062,800

Net increase (decrease) in cash and cash equivalents	12,779	(62,974)

Cash and cash equivalents, beginning of period	3,193	84,978

Cash and cash equivalents, end of period	$15,972	$22,004

Supplemental cash flows disclosures
Cash paid for interest	$33,913	$32,598

Non-cash transactions - investing and financing activities
Patent acquisition liability modification	$-	$4,380,000

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For the three-months ended June 30, 2019 and 2018, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

Share Purchase Agreement

On July 31, 2018, the Company entered into a Share Purchase Agreement with AstralENERGY Solar Manufacturing Corporation, LTD. (“AstralENERGY”) to acquire 70% of the outstanding common stock of AstralENERGY. The Company will issue an aggregate 2,500,000 shares of common stock of the Company as consideration for the acquisition. AstralENERGY is a manufacturer of architecturally designed solar panels for residential and commercial solar production and has also developed integrated multi-function LED street lighting systems. Consummation of the acquisition is subject to the completion of certain conditions specified in the agreement. As of August 19, 2019, this transaction has not closed.

Merger Agreement

On June 21, 2019, Company entered into a Merger Agreement (the “Merger Agreement”) with Caduceus Software Systems Corp. (“CSOC”), Caduceus Merger Sub, Inc., a Wyoming corporation and a wholly owned subsidiary of CSOC (the “Merger Sub”).  Pursuant to the Merger Agreement, the Company, the Merger Sub and CSOC agreed to effect a merger transaction, pursuant to which the Company will merge with and into the Merger Sub, with the Company surviving and being a wholly owned subsidiary of CSOC (the “Merger”).

Subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, at the closing, the Merger will be consummated by filing Articles of Merger (the “Articles of Merger”) with the Secretary of State of Wyoming and by making all other filings or recordings required under the Wyoming Business Corporation Act, as in effect and as the same may be amended from time to time (the “WBCA”) in connection with the Merger, in such form as is required by, and executed in accordance with the relevant provisions of, the WBCA. The Merger will become effective when Articles of Merger are filed with the Secretary of State of Wyoming, or at such other time as the parties agree, which shall be specified in the Articles of Merger (the “Effective Time”).

Upon the Effective Time, each share of the Company’s issued and outstanding common stock, no par value per share, (the “CEN Common Stock”) shall be converted into and shall become one (1) fully paid and nonassessable share of common stock, par value $0.001 per share, of CSOC (the “CSOC Common Stock”). Any fractional shares of CEN Common Stock issued and outstanding immediately prior to the Effective Time shall, be converted into and shall become the same fraction of a fully paid and nonassessable share of CSOC Common Stock, such that, for such fraction of a share of CEN Common Stock, the holder thereof will be issued an equal fraction of a share of CSOC Common Stock. Each share of CEN Common Stock issued and outstanding immediately prior to the Effective Time that is owned by CSOC or the Merger Sub and each share of CEN Common Stock that is owned by the Company as treasury stock shall be cancelled and retired and cease to exist, and no payment or distribution shall be made with respect thereto. At the Effective Time, any outstanding shares of CSOC Common Stock that are owned by CSOC, the Merger Sub or any other direct or indirect wholly owned subsidiary thereof, shall be cancelled and retired and shall cease to exist and no cash or other consideration shall be delivered or deliverable in exchange therefor.

Upon the closing of the Merger Agreement (the “Closing”) the current members of the CSOC Board of Directors (the “CSOC Board”) shall take such actions as required to expand the CSOC Board to be at least four (4) persons total, and thereafter to add three (3) persons designated by the Company as new members of the CSOC Board, after which the current members of the CSOC Board shall resign. Additionally, pursuant to the Merger Agreement, at the Closing, all current officers of CSOC shall resign, and the new members of the CSOC Board as reconstituted pursuant to the foregoing, shall elect new officers of CSOC.

The Merger Agreement includes customary representations, warranties and covenants by the respective parties. For example, in the Merger Agreement CSOC represents and warrants to the Company that the financials statements of CSOC to be provided to the Company pursuant to the terms of the Merger Agreement, will be complete and will be based on the books and records of CSOC, and fairly present the financial condition of CSOC as of the respective dates they were prepared and the results of the operations of CSOC for the periods indicated, in all material respects.

The Company and CSOC have each agreed, that from the Effective Time, until the first to occur of the Closing or the termination of the Merger Agreement, not to solicit or initiate discussions with third parties regarding other acquisition proposals.

Pursuant to the Merger Agreement, CSOC agreed to undertake the following actions following the Effective Time and prior to the Closing:

●

file a Form 10 Registration Statement with the Securities and Exchange Commission (the “SEC”) and be current in its reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

●	complete a 1 for 5,000 reverse split of the CSOC Common Stock;
●	redeem or terminate any derivatives of CSOC;
●

amend and restate its Articles of Incorporation as to be agreed by the parties, and cause such amendment to be filed with the Wyoming Secretary of State and to become effective under all applicable Laws;

●

convert all of its existing debt, whether existing as of the Effective Time or thereafter, into shares of CSOC Common Stock, pursuant to Debt Conversion Agreements, in the form as to be agreed by the parties such that CSOC has no liabilities as of the Effective Time; and

●	file a Form 14f-1 with the SEC at least 10 days prior to the Closing.

Pursuant to the Merger Agreement, the Company agreed to undertake the following actions following the Effective Time and prior to the Closing:

●

amend the terms of any promissory notes or other debt instruments or agreement which are convertible into shares of CEN Common Stock such that such instruments or agreements are, following the Effective Time, convertible into shares of CSOC Common Stock; and

●

amend the terms of any acquisition agreements in place at the Company, whether currently or at any time prior to the Closing, such that such agreements are freely assignable by the Company to CSOC following the Closing and such that, upon completion of the acquisitions or transactions set forth therein, the counterparties to such agreements shall be entitled to receive shares of CSOC Common Stock instead of shares of CEN Common Stock.

Consummation of the Merger is subject to various customary conditions, each as more fully described in the Merger Agreement. In addition to customary closing conditions and other closing conditions further described in the Merger Agreement, the Closing is conditioned upon:

●	CSOC having no more than 731,680 shares of CSOC Common Stock issued and outstanding as of immediately prior to the Closing;
●	CSOC having no liabilities as of the Closing;
●	CSOC being current in all of its reporting requirements pursuant to the Exchange Act and the Securities Act of 1933, as amended; and
●

delivery by CSOC to the Company all of the Merger deliverables as set forth in the Merger Agreement, including, but not limited to resignations of the directors and officers of CSOC and written evidence of the termination of any and all stockholder, voting, buy-sell or similar agreements by and among CSOC and any of its shareholders.

Pursuant to the terms of the Merger Agreement, if CSOC or the Merger Sub or the Company fails to perform any of their respective material obligations under the Merger Agreement, or are in breach in any material respect of any representation, warranty, covenant or agreement on the part of such party, and such failure or breach is not cured within five (5) business days, then the party who is in such failure or makes such breach shall be in default under the Merger Agreement. In the event of a default, the non-defaulting party will be entitled to either (1) bring an action for specific performance of the Merger Agreement or (2) terminate the Merger Agreement and to proceed against the defaulting party for payment of expenses as further detailed in the Merger Agreement.

The Merger Agreement can be terminated any time prior to the Closing pursuant to the following:

●	mutual written consent of the Company and CSOC;
●

by CSOC or the Company, upon written notice to the other parties, if there shall be in effect a final non-appealable order, judgment, injunction or decree entered by or with any governmental authority restraining, enjoining or otherwise prohibiting the consummation of the Merger;

●	by CSOC, upon written notice to the Company if there shall have been a default by the Company under the Merger Agreement;
●	by the Company, upon written notice to CSOC, if there shall have been a default by CSOC under the Merger Agreement;
●	by CSOC, upon written notice to the Company, in the event that a material adverse effect with respect to the Company has occurred prior to the Closing;
●	by the Company, upon written notice to CSOC, in the event that a material adverse effect with respect to CSOC or the Merger Sub has occurred prior to the Closing;
●

by the Company, upon written notice to CSOC, at any time prior to the Closing if the results of the Company’s due diligence review of CSOC and/or the Merger Sub are unsatisfactory to the Company in its sole discretion; or

●	by either the Company or CSOC if the Closing has not occurred by August 30, 2019.

If the Merger Agreement is terminated pursuant to a default on the part of the Company, CSOC may then seek from the Company cash equal to CSOC’s reasonable out of pocket costs incurred in connection with the Merger Agreement, subject to a maximum payment of $150,000. If the Merger Agreement is terminated pursuant to a default on the part of the CSOC, the Company may then seek from CSOC cash equal to the Company’s reasonable out of pocket costs incurred in connection with the Merger Agreement, subject to a maximum payment of $150,000 and an additional sum of $50,000. If the Merger Agreement is terminated because the Closing does not occur for any reason, other than the default thereunder of any of the parties, the parties shall not owe each other any payment amounts.

The Merger Agreement also includes indemnification by CSOC of the Company, and by the Company of CSOC, as further described therein, for any losses incurred due to (i) any inaccuracy in or breach of any representations or warranties by the other party as set forth in the Merger Agreement, (ii) any breach or non-fulfillment of any covenant, agreement or obligation of such party as set forth in the Merger Agreement, or (iii) any claim by any person for brokerage or finder’s fees or commissions or similar payments based upon any agreement or understanding made, or alleged to have been made, by any such person with the other party in connection with transactions contemplated by the Merger Agreement.

There can be no assurance that Merger Agreement will close, or that the transactions contemplated thereby can be completed as planned, or at all.

As of August 19, 2019, the Merger Agreement has not closed. The Company has not determined how to account for this transaction as of August 19, 2019.

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

NOTE 3 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $38,748,455 at June 30, 2019 and had no committed source of additional debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 7, 8, 9, and 10. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

NOTE 4 – PROPERTY, PLANT AND IMPROVEMENTS, NET

Property and equipment, net consists of the following as of:

	June 30, 2019	December 31, 2018
Leasehold improvements	$166,163	$166,163
Furniture and equipment	17,668	17,668
Accumulated depreciation	(26,514)	(17,322)

Net property, plant and improvements	$157,317	$166,509

Depreciation expense was $4,596 for each of the three-months ended June 30, 2019 and 2018, respectively, and $9,192 and $5,038 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 5 – ADVANCES TO CEN BIOTECH UKRAINE

At June 30, 2019 and December 31, 2018, the Company had advances of $995,328 and $875,328, respectively, to CEN Biotech Ukraine, LLC, a related party, (see Note 13). The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC and are unsecured, non-interest bearing, and are due on demand.

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

In March 2018, the Tesla agreement was amended to replace the $5 million stock consideration commitment with a commitment to issue one million registered shares of CEN common stock with a closing date of September 30, 2018. On October 4, 2018, this agreement was amended to extend the closing date to December 15, 2018. On April 3, 2019, the Company entered into an amendment which extended the closing date of the agreement to December 31, 2019. The modification of the agreement converted a fixed value of shares to a fixed number of shares. Accordingly, the liability was reduced and additional paid in capital was increased by $4,380,000 to reflect the fair value of the shares committed at the date of the amendment. As of June 30, 2019 and December 31, 2018, the fair value of this liability was $1,010,000. This liability will be remeasured at each reporting date using the current fair value of CEN’s common shares.

The Company intends to explore using the patented LED Lighting Technology across manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired, other than the patent, included certain machinery and raw materials, which were old and non-functioning and accordingly, had no fair value.

The intangible assets consists of the following:

	June 30, 2019	December 31, 2018

Lighting patent	$6,797,000	$6,797,000
Accumulated amortization	(1,203,635)	(991,229)

Net	$5,593,365	$5,805,771

As of June 30, 2019 and December 31, 2018, there is no impairment expense recognized based on the Company’s expectations that it will be able to monetize the patent.

The lighting patent is being amortized straight-line over 16 years. Expected amortization expense is $424,812 per year through 2031, with the remaining $283,215 to be amortized in 2032.

NOTE 7 – LOANS PAYABLE

Loans payable consist of the following:

	June 30, 2019	December 31, 2018
Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note is secured by the Company's equipment.	$9,675,000	$9,675,000

Mortgage payable in default to ARG & Pals, Inc., for the original amount of CAD $385,000. The mortgage bears interest at 22% per annum, and matured on November 21, 2018.	294,178	282,205

Loan payable in default to an individual, issued January 17, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan which matured on July 16, 2019.	50,000	50,000

Loan payable in default to an individual, issued April 13, 2018, with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan which matured on July 16, 2019.	100,000	100,000

Total loans payable (all current)	$10,119,178	$10,107,205

We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $9,000. The remainder of our debt that is in default is not secured.

During the three-month periods ended June 30, 2019 and 2018, 18,000 and 26,000 common shares were issued to individuals for loans made to CEN, respectively. Accordingly, during the three-month periods ended June 30, 2019 and 2018, $18,180 and $16,120 in interest expense and additional paid-in capital was recorded, respectively.

During the six-month periods ended June 30, 2019 and 2018, 36,000 and 42,400 common shares were issued to individuals for loans made to CEN, respectively. Accordingly, during the six-month periods ended June 30, 2019 and 2018, $36,360 and $26,288 in interest expense and additional paid-in capital was recorded, respectively.

NOTE 8 – LOANS PAYABLE- RELATED PARTY

Loans payable - related party consists of the following:

	June 30, 2019	December 31, 2018
Loan payable in default to the spouse of Bill Chaaban, President of CEN, bears an interest at 10% per annum. This is an unsecured loan that matured on December 31, 2018.	$235,818	$234,306

Loan payable in default to a former director of Creative, former parent company, bears interest at 10% per annum. This is an unsecured loan that matured on December 31, 2018.	601,500	601,500

Loan payable to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the President of CEN, bearing interest at 8% per annum. This is an unsecured loan with a maturity date of October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loan payable in default to the spouse of Joseph Byrne, CEO of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan that matured on July 16, 2019.	100,000	100,000

Loan payable in default to Alex Tarrabain, a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan that matured on July 16, 2019.	75,000	75,000

Loan payable in default to Joseph Byrne, CEO of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan that matured on July 16, 2019.	50,000	50,000

Total loans payable - related party	1,362,318	1,360,806
Less: current portion	1,362,318	1,360,806

Long-term portion loans payable - related party	$-	$-

Attributable related party accrued interest was $411,345 and $357,373 as of June 30, 2019 and December 31, 2018, respectively. Interest expense attributable to related party loans was $54,428 and $43,367 for the three-months ended June 30, 2019 and 2018, respectively, and was $108,512 and $86,409 for the six-months ended June 30, 2019 and 2018, respectively.

During both three-month periods ended June 30, 2019 and 2018, 27,000 common shares were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during the three-month periods ended June 30, 2019 and 2018, $27,270 and $16,740 in related party interest expense and additional paid-in capital was recorded, respectively.

During both six-month periods ended June 30, 2019 and 2018, 54,000 common shares were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during the six-month periods ended June 30, 2019 and 2018, $54,540 and $33,480 in related party interest expense and additional paid-in capital was recorded, respectively.

NOTE 9 – CONVERTIBLE NOTES

Convertible notes payable consists of the following:

	June 30, 2019	December 31, 2018
Convertible note payable, due on demand, bearing interest at 7% per annum with conversion rights for 335,833 common shares.	$844,111	$809,755

Convertible notes payable to multiple private investors, including certain notes in default, bearing interest at 5% per annum with conversion rights for 3,013,190 common shares, maturing at various dates between May 2018 and May 2021.	4,860,927	4,333,892

Total convertible notes payable	5,705,038	5,143,647
Less current portion	4,318,916	3,597,760
Convertible notes payable, less current portion	$1,386,122	$1,545,887

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 3,349,023 common shares.

As of August 19, 2019, we are currently in default of $2,054,707 of convertible notes payable, which are convertible into 1,287,652 shares of common stock.

NOTE 10 – CONVERTIBLE NOTES - RELATED PARTY

Convertible notes - related party consists of the following at:

	June 30, 2019	December 31, 2018
Convertible note due to the spouse of Bill Chaaban, President of CEN, which bears an interest at 12% per annum. This note is convertible to 867,576 common shares with a maturity date of August 17, 2020.	$1,388,122	$1,388,122

Convertible notes in default due to Harold Aubrey de Lavenu, a Director of CEN, bearing interest at 5% per annum. These notes are convertible to 548,980 common shares which matured on March 31, 2019.	878,368	878,368

Convertible note in default due to Alex Tarrabain, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 30,000 common shares and matured on March 31, 2019.	48,000	48,000
Convertible notes due to Joseph Byrne, CEO of CEN, bearing interest at 12% per annum. This note is convertible to 140,120 common shares with a maturity date of August 17, 2020.	224,191	224,191

Convertible note due to Darren Ferris, brother of Ameen Ferris, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 12,500 common shares with a maturity date of June 19, 2021.	20,000	-

Total convertible notes payable - related party	2,558,681	2,538,681
Less current portion	926,368	926,368

Convertible notes payable - related party, less current portion	$1,632,313	$1,612,313

Attributable related party accrued interest was $707,781 and $588,854 as of June 30, 2019 and December 31, 2018, respectively. Interest expense attributable to related party convertible notes was $59,798, and $61,925 for the three months ended June 30, 2019 and 2018, respectively, and was $118,927 and $123,169 for the six-months ended June 30, 2019 and 2018, respectively.

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 1,599,176 common shares.

As of August 19, 2019, we are currently in default of $926,368 of convertible notes payable, which are convertible into 578,980 shares of common stock.

NOTE 11 – INCOME TAXES

A reconciliation of the effective tax rate of the income tax benefit and the statutory income tax rates applied to the loss before income taxes is as follows for the three and six-months ended June 30:

	2019	2018

Income tax benefit at Canadian statutory rate	26.5%	26.5%
Valuation allowance	(26.5%)	(26.5%)

Effective income tax rate	0%	0%

As of June 30, 2019, the Company has net operating loss carry forwards of approximately $23,100,000 that may be available to reduce future years’ taxable income. Such carry forwards typically expire after 20 years. The Company currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these condensed consolidated financial statements, because the Company believes that it is more likely than not that the carryforwards will expire unused and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows:

	June 30, 2019	December 31, 2018

Deferred tax asset - net operating losses	$6,100,000	$9,700,000
Deferred tax asset valuation allowance	(6,100,000)	(9,700,000)

Net deferred tax asset	$-	$-

The change in the valuation allowance amounted to ($3,900,000) and $400,000 for the three-months ended June 30, 2019 and 2018, respectively, and ($3,600,000) and $800,000 for the six-months ended June 30, 2019 and 2018, respectively. All other temporary differences are immaterial both individually and in the aggregate to the condensed consolidated financial statements.

Company management analyzes its income tax filing positions in Canadian federal and provincial jurisdictions where it is required to file income tax returns, for all open tax years in these jurisdictions, to identify potential uncertain tax positions. As of June 30, 2019, there are no uncertain income tax positions taken or expected to be taken that would require recognition of a liability or disclosure in the condensed consolidated financial statements. The Company is subject to routing audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Generally, the Company is no longer subject to income tax examinations for years prior to 2015.

NOTE 12 – SHAREHOLDERS’ DEFICIT / STOCK ACTIVITY

The Company is authorized to issue an unlimited number of common shares and an unlimited number of special voting shares. Common shares have no stated par value.

As of June 30, 2019, 4,948,199 shares of common stock are committed to the holders of the convertible notes.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has received loans from several related parties, as described above in Notes 8 and 10.

There are advances of $995,328 and $875,328 to CEN Ukraine as of June 30, 2019 and December 31, 2018, respectively, which such advances were made for the purpose of funding the operations of CEN Ukraine. CEN Ukraine was founded by Bill Chaaban. Prior to December 3, 2017, Bill Chaaban directly owned 51% of CEN Ukraine. Subsequent to December 3, 2017, Mr. Chaaban directly owned 25.5% of CEN Ukraine. CEN Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Ukraine. On December 14, 2017, the Company entered into a controlling interest purchase agreement with Bill Chaaban and another shareholder of CEN Ukraine for 51% of the outstanding equity interests of CEN Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of August 19, 2019, as the Company needs to raise additional funds in order to proceed with the closing.

On July 12, 2017, the Company’s Shareholders elected individuals to serve as Directors on the Board. These individuals hold long-term convertible notes payable issued prior to the election. All notes payable bear interest at 5% per annum and are convertible to common shares with various maturity dates. They became related parties when they were elected.

During the three-months ended June 30, 2019 and 2018, the Company incurred payroll and consulting expenses of $33,800 and $45,839, respectively, and $65,000 and $77,039 during the six-months ended June 30, 2019 and 2018, respectively, with certain Board Members and Officers. As of June 30, 2019 and December 31, 2018, $189,800 and $124,800, respectively, were payable for such services.

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments beginning in 2017 through 2026. No payments have been received as of June 30, 2019, however, management expects this balance to be collectible.

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

The 20 North Rear Road lease agreement began on September 1, 2013 and required annual rent payments of CAD $339,000, including tax. At December 31, 2016, the balance sheet included accrued rent of $552,934, owed to Jamaal Shaban (“Lessor”), cousin of Bill Chaaban. Concurrently, the Lessor had fallen behind on a mortgage payable on the property. Effective January 2017, the Company entered into agreements to terminate the initial lease, enter into a convertible debt note with the Lessor’s creditor, and begin a new lease agreement for the same property. The new lease agreement calls for monthly rental payments of CAD $4,000 plus taxes for a period of five years. In exchange, the Company issued convertible notes payable of $824,446 in satisfaction of the accrued rent and future rent. The lease has been accounted for as an operating lease, and the amount of the note in excess of the accrued rent was treated as a deferred lease asset amortized over the 5-year lease. However, in conjunction with the impairment in the 4th quarter of 2018, the remaining deferred lease asset was fully expensed. As of June 30, 2019, the operating right of use asset was $83,408 and the associated liability was $80,351, utilizing an 8% discount rate. During the three-months ended June 30, 2019 and 2018, lease expenses of $9,106 and $22,689, respectively, and $15,092 and $45,572 during the six-months ended June 30, 2019 and 2018, respectively, related to this agreement were recognized within general and administrative expenses.

The Company also leases office space in Windsor, Ontario from R&D Labs Canada, Inc., whose president is Bill Chaaban. Under the lease agreement effective October 1, 2017, monthly rents of CAD $2,608 are due through September 2022, at which point monthly rents of CAD $3,390 are due. As of June 30, 2019, the operating right of use asset was $167,076 and the associated liability was $167,282, utilizing an 8% discount rate. During the three-months ended June 30, 2019 and 2018, lease expenses of $7,060 and $5,942, respectively, and $12,039 and $12,010 during the six-months ended June 30, 2019 and 2018, respectively, related to this agreement were recognized within general and administrative expenses.

As of June 30, 2019, the weighted average remaining lease term was approximately 6.6 years and the weighted average discount rate used to determine operating lease liabilities was 8%.

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

●

Under the Employment Agreement with Richard Boswell, former Senior Executive Vice President and Chief Financial Officer of the Company, currently serving as Senior Executive Vice President of the Company, Mr. Boswell will receive compensation in the form of a base annual salary of $31,200 and a grant of 4,500,000 shares of restricted stock of the Company, of which 4,140,000 vested immediately and the remaining vesting ratably each month over the next 36 months.

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

In conjunction with the above, on May 16, 2019, an employment agreement was entered into with Mr. Tarrabain:

●

Under the Employment Agreement with Alex Tarrabain, Chief Financial Officer and as one of the Vice Presidents of the Company, Mr. Tarrabain will receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 shares of restricted stock of the Company, of which 350,000 vested immediately and the remaining vesting ratably each month over the next 36 months.

Restricted Stock Awards

The total grant-date fair value of the restricted shares noted in the employment agreements and equity compensation grants sections above was $12,698,241 as of June 30, 2019 and $11,435,741 as of December 31, 2018. During the three and six-month periods ended June 30, 2019 and 2018, 1,250,000 restricted shares with a grant date fair value of $1,262,500 and 145,000 restricted shares with a grant date fair value of $89,900, respectively, were awarded. The grant-date fair value is calculated utilizing an enterprise valuation model as of the date the awards are granted. With the exception of immediately vesting portions of awards, shares typically vest pro-rata over the requisite service period, which is generally three years from the grant-date. Non-vested restricted stock awards participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

During the three-month periods ended June 30, 2019 and 2018, 712,500 and 337,500, respectively, and during the six-month periods ended June 30, 2019 and 2018, 1,050,000 and 675,000 of these shares vested. The fair value of the restricted stock which vested amounted to $588,000 and $209,250 for the three-months ended June 30, 2019 and 2018, respectively, and $797,250 and $418,500 for the six-months ended June 30, 2019 and 2018, respectively.

Compensation expense recognized in connection with the restricted stock awards was $546,150 and $179,800 for the three-months ended June 30, 2019 and 2018, respectively, and $713,550 and $347,200 for the six-months ended June 30, 2019 and 2018, respectively. Legal expense, included within general and administrative, recognized in connection with the restricted stock awards was $77,500 for the three and six-months ended June 30, 2018.

Non-vested restricted stock award activity for the six-months ended June 30, 2019 and 2018 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term (Years)
Non-vested at January 1, 2018	3,962,500	$0.62	2.92
Granted	145,000	0.62	-
Vested	(820,000)	0.62	-
Forfeited	-	-	-
Non-vested at June 30, 2018	3,287,500	$0.62	2.50

Non-vested at December 31, 2018	2,612,500	$0.62	2.00
Granted	1,250,000	1.01	-
Vested	(1,050,000)	0.83	-
Forfeited	-	-	-
Non-vested at June 30, 2019	2,812,500	$0.74	1.97

The fair value of the restricted stock grants was based on the valuation of a third-party specialist. Unrecognized compensation expense related to restricted stock amounted to approximately $1,847,850 as of June 30, 2019. This expense will be recognized over vesting period of the respective awards.

NOTE 15 – NET LOSS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of June 30, 2019 and 2018. Common stock equivalents that were excluded for the three and six-month periods ended June 30, 2019 and 2018 are as follows:

	Three-months Ended June 30,		Six-months Ended June 30,
	2019	2018	2019	2018
Convertible debt	4,882,922	4,291,436	4,746,243	3,969,963

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At June 30, 2019:
Cash and cash equivalents	$15,972	$-	$15,972	$-	$15,972
Other receivables	$419,958	$-	$-	$419,958	$419,958
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech
Ukraine, LLC - related party	$995,328	$-	$-	$995,328	$995,328
Loans payable	$10,119,178	$-	$-	$10,119,178	$10,119,178
Loans payable - related parties	$1,362,318	$-	$-	$-	$-
Patent acquisition liability	$1,010,000	$-	$-	$1,010,000	$1,010,000
Convertible notes payable	$5,705,038	$-	$-	$6,240,408	$6,240,408
Convertible notes payable - related parties	$2,558,681	$-	$-	$-	$-

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2018:
Cash and cash equivalents	$3,193	$-	$3,193	$-	$3,193
Other receivables	$418,905	$-	$-	$418,905	$418,905
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech
Ukraine, LLC - related party	$875,328	$-	$-	$875,328	$875,328
Loans payable	$10,107,205	$-	$-	$10,107,205	$10,107,205
Loans payable - related parties	$1,360,806	$-	$-	$-	$-
Patent acquisition liability	$1,010,000	$-	$-	$1,010,000	$1,010,000
Convertible notes payable	$5,143,647	$-	$-	$5,534,810	$5,534,810
Convertible notes payable - related parties	$2,538,681	$-	$-	$-	$-

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

Prior to the Spin-Off Distribution, CEN initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario. On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. On February 1, 2016 the Company commenced legal action against the Attorney General of Canada in the Ontario Superior Court of Justice for damages for detrimental reliance, economic loss, and prejudgment and post judgment interest, costs of the proceeding and other relief that the court may seem just. As of August 19, 2019 the action in the Ontario Superior Court of Justice is still ongoing. After evaluating this action, the Company decided to not pursue the development of its medical marijuana business and instead to seek to develop and pursue other businesses that are related to the cannabis and other industries, including Light Emitting Diode (“LED”) lighting and hemp-based industrial, medical and food products that have a tetrahydrocannabinol (“THC”) that is below 0.3%.

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

 Recent Developments

On June 21, 2019, Company entered into a Merger Agreement (the “Merger Agreement”) with CSOC, Caduceus Merger Sub, Inc., a Wyoming corporation and a wholly owned subsidiary of CSOC (the “Merger Sub”). Pursuant to the Merger Agreement, the Company, the Merger Sub and CSOC agreed to effect a merger transaction, pursuant to which the Company will merge with and into the Merger Sub, with the Company surviving and being a wholly owned subsidiary of CSOC (the “Merger”).

Subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, at the closing, the Merger will be consummated by filing Articles of Merger (the “Articles of Merger”) with the Secretary of State of Wyoming and by making all other filings or recordings required under the Wyoming Business Corporation Act, as in effect and as the same may be amended from time to time (the “WBCA”) in connection with the Merger, in such form as is required by, and executed in accordance with the relevant provisions of, the WBCA. The Merger will become effective when Articles of Merger are filed with the Secretary of State of Wyoming, or at such other time as the parties agree, which shall be specified in the Articles of Merger (the “Effective Time”).

Upon the Effective Time, each share of the Company’s issued and outstanding common stock, no par value per share, (the “CEN Common Stock”) shall be converted into and shall become one (1) fully paid and nonassessable share of common stock, par value $0.001 per share, of CSOC (the “CSOC Common Stock”). Any fractional shares of CEN Common Stock issued and outstanding immediately prior to the Effective Time shall, be converted into and shall become the same fraction of a fully paid and nonassessable share of CSOC Common Stock, such that, for such fraction of a share of CEN Common Stock, the holder thereof will be issued an equal fraction of a share of CSOC Common Stock. Each share of CEN Common Stock issued and outstanding immediately prior to the Effective Time that is owned by CSOC or the Merger Sub and each share of CEN Common Stock that is owned by the Company as treasury stock shall be cancelled and retired and cease to exist, and no payment or distribution shall be made with respect thereto. At the Effective Time, any outstanding shares of CSOC Common Stock that are owned by CSOC, the Merger Sub or any other direct or indirect wholly owned subsidiary thereof, shall be cancelled and retired and shall cease to exist and no cash or other consideration shall be delivered or deliverable in exchange therefor.

Upon the closing of the Merger Agreement (the “Closing”) the current members of the CSOC Board of Directors (the “CSOC Board”) shall take such actions as required to expand the CSOC Board to be at least four (4) persons total, and thereafter to add three (3) persons designated by the Company as new members of the CSOC Board, after which the current members of the CSOC Board shall resign. Additionally, pursuant to the Merger Agreement, at the Closing, all current officers of CSOC shall resign, and the new members of the CSOC Board as reconstituted pursuant to the foregoing, shall elect new officers of CSOC.

The Merger Agreement includes customary representations, warranties and covenants by the respective parties. For example, in the Merger Agreement CSOC represents and warrants to the Company that the financials statements of CSOC to be provided to the Company pursuant to the terms of the Merger Agreement, will be complete and will be based on the books and records of CSOC, and fairly present the financial condition of CSOC as of the respective dates they were prepared and the results of the operations of CSOC for the periods indicated, in all material respects.

The Company and CSOC have each agreed, that from the Effective Time, until the first to occur of the Closing or the termination of the Merger Agreement, not to solicit or initiate discussions with third parties regarding other acquisition proposals.

Pursuant to the Merger Agreement, CSOC agreed to undertake the following actions following the Effective Time and prior to the Closing:

●

file a Form 10 Registration Statement with the Securities and Exchange Commission (the “SEC”) and be current in its reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

●	complete a 1 for 5,000 reverse split of the CSOC Common Stock;
●	redeem or terminate any derivatives of CSOC;
●	amend and restate its Articles of Incorporation as to be agreed by the parties, and cause such amendment to be filed with the Wyoming Secretary of State and to become effective under all applicable Laws;
●	convert all of its existing debt, whether existing as of the Effective Time or thereafter, into shares of CSOC Common Stock, pursuant to Debt Conversion Agreements, in the form as to be agreed by the parties such that CSOC has no liabilities as of the Effective Time; and
●	file a Form 14f-1 with the SEC at least 10 days prior to the Closing.

Pursuant to the Merger Agreement, the Company agreed to undertake the following actions following the Effective Time and prior to the Closing:

●	amend the terms of any promissory notes or other debt instruments or agreement which are convertible into shares of CEN Common Stock such that such instruments or agreements are, following the Effective Time, convertible into shares of CSOC Common Stock; and
●	amend the terms of any acquisition agreements in place at the Company, whether currently or at any time prior to the Closing, such that such agreements are freely assignable by the Company to CSOC following the Closing and such that, upon completion of the acquisitions or transactions set forth therein, the counterparties to such agreements shall be entitled to receive shares of CSOC Common Stock instead of shares of CEN Common Stock.

Consummation of the Merger is subject to various customary conditions, each as more fully described in the Merger Agreement. In addition to customary closing conditions and other closing conditions further described in the Merger Agreement, the Closing is conditioned upon:

●	CSOC having no more than 731,680 shares of CSOC Common Stock issued and outstanding as of immediately prior to the Closing;
●	CSOC having no liabilities as of the Closing;
●	CSOC being current in all of its reporting requirements pursuant to the Exchange Act and the Securities Act of 1933, as amended; and
●	delivery by CSOC to the Company all of the Merger deliverables as set forth in the Merger Agreement, including, but not limited to resignations of the directors and officers of CSOC and written evidence of the termination of any and all stockholder, voting, buy-sell or similar agreements by and among CSOC and any of its shareholders.

Pursuant to the terms of the Merger Agreement, if CSOC or the Merger Sub or the Company fails to perform any of their respective material obligations under the Merger Agreement, or are in breach in any material respect of any representation, warranty, covenant or agreement on the part of such party, and such failure or breach is not cured within five (5) business days, then the party who is in such failure or makes such breach shall be in default under the Merger Agreement. In the event of a default, the non-defaulting party will be entitled to either (1) bring an action for specific performance of the Merger Agreement or (2) terminate the Merger Agreement and to proceed against the defaulting party for payment of expenses as further detailed in the Merger Agreement.

The Merger Agreement can be terminated any time prior to the Closing pursuant to the following:

●	mutual written consent of the Company and CSOC;
●	by CSOC or the Company, upon written notice to the other parties, if there shall be in effect a final non-appealable order, judgment, injunction or decree entered by or with any governmental authority restraining, enjoining or otherwise prohibiting the consummation of the Merger;
●	by CSOC, upon written notice to the Company if there shall have been a default by the Company under the Merger Agreement;
●	by the Company, upon written notice to CSOC, if there shall have been a default by CSOC under the Merger Agreement;
●	by CSOC, upon written notice to the Company, in the event that a material adverse effect with respect to the Company has occurred prior to the Closing;
●	by the Company, upon written notice to CSOC, in the event that a material adverse effect with respect to CSOC or the Merger Sub has occurred prior to the Closing;
●	by the Company, upon written notice to CSOC, at any time prior to the Closing if the results of the Company’s due diligence review of CSOC and/or the Merger Sub are unsatisfactory to the Company in its sole discretion; or
●	by either the Company or CSOC if the Closing has not occurred by August 30, 2019.

If the Merger Agreement is terminated pursuant to a default on the part of the Company, CSOC may then seek from the Company cash equal to CSOC’s reasonable out of pocket costs incurred in connection with the Merger Agreement, subject to a maximum payment of $150,000. If the Merger Agreement is terminated pursuant to a default on the part of the CSOC, the Company may then seek from CSOC cash equal to the Company’s reasonable out of pocket costs incurred in connection with the Merger Agreement, subject to a maximum payment of $150,000 and an additional sum of $50,000. If the Merger Agreement is terminated because the Closing does not occur for any reason, other than the default thereunder of any of the parties, the parties shall not owe each other any payment amounts.

The Merger Agreement also includes indemnification by CSOC of the Company, and by the Company of CSOC, as further described therein, for any losses incurred due to (i) any inaccuracy in or breach of any representations or warranties by the other party as set forth in the Merger Agreement, (ii) any breach or non-fulfillment of any covenant, agreement or obligation of such party as set forth in the Merger Agreement, or (iii) any claim by any person for brokerage or finder’s fees or commissions or similar payments based upon any agreement or understanding made, or alleged to have been made, by any such person with the other party in connection with transactions contemplated by the Merger Agreement.

There can be no assurance that Merger Agreement will close, or that the transactions contemplated thereby can be completed as planned, or at all.

As of August 19, 2019, the Merger Agreement has not closed. The Company has not determined how to account for this transaction as of August 19, 2019.

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

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $38,748,455 at June 30, 2019 and had no committed source of debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including a note that is in default and is secured by the Company’s equipment and certain unsecured convertible notes payable. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

Results of Operations for the Three and Six-Months Ended June 30, 2019 and 2018:

The following tables reflect our operating results for the three and six-months ended June 30, 2019 and 2018, respectively:

	Three-months ended
Operating Summary	June 30, 2019	June 30, 2018	Change
Revenues, net	$-	$-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses	996,614	968,734	2.9%
Loss from Operations	996,614	968,734	2.9%
Other Expense	854,011	690,807	23.6%
Net Loss	$1,850,625	$1,659,541	11.5%

	Six-months ended
Operating Summary	June 30, 2019	June 30, 2018	Change
Revenues, net	$-	$-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses	1,401,841	1,621,158	(13.5)%
Loss from Operations	1,401,841	1,621,158	(13.5)%
Other Expense	1,691,561	1,359,153	24.5%
Net Loss	$3,093,402	$2,980,311	3.8%

Revenue

We have not recognized revenue during the three or six-months ended June 30, 2019 and 2018, as we have not commenced revenue generating operations to date.

Operating Expenses

During the three months ended June 30, 2019, our operating expenses were $996,614 compared to $968,734 during the three months ended June 30, 2018. During the three months ended June 30, 2019, our operating expenses were comprised of salary and consulting fees of $37,937, stock-based compensation expense of $546,150, and general and administrative expenses of $412,527. By comparison, during the three months ended June 30, 2018, our operating expenses were comprised of salary and consulting fees of $94,339, stock-based compensation expense of $179,800, and general and administrative expenses of $694,595. Expenses incurred during the three months ended June 30, 2019 compared to three months ended June 30, 2018 increased primarily due to increases in stock-based compensation related to additional awards.

During the six months ended June 30, 2019, our operating expenses were $1,401,841 compared to $1,621,158 during the six months ended June 30, 2018. During the six months ended June 30, 2019, our operating expenses were comprised of salary and consulting fees of $88,079, stock-based compensation expense of $713,550, and general and administrative expenses of $600,212. By comparison, during the six months ended June 30, 2018, our operating expenses were comprised of salary and consulting fees of $137,524, stock-based compensation expense of $347,200, and general and administrative expenses of $1,136,434. Expenses incurred during the six months ended June 30, 2019 compared to six months ended June 30, 2018 decreased primarily due to decreases in general and administrative expenses related to travel, legal, and other professional fees.

Other Income and Expense Items

During the three months ended June 30, 2019, our other income and expense, net was $854,011 compared to $690,807 during the three months ended June 30, 2018. During the three months ended June 30, 2019, our other income and expense items were comprised of interest expense of $829,017, interest income of $2,052, and foreign exchange loss of $27,046. By comparison, during the three months ended June 30, 2018, our other income and expense items were comprised of interest expense of $713,962, and foreign exchange gain of $23,155. The increase during the period is due to interest expense on additional notes and loans issued to fund operations.

During the six months ended June 30, 2019, our other income and expense, net was $1,691,561 compared to $1,359,153 during the six months ended June 30, 2018. During the six months ended June 30, 2019, our other income and expense items were comprised of interest expense of $1,644,118, interest income of $4,097, and foreign exchange loss of $51,540. By comparison, during the six months ended June 30, 2018, our other income and expense items were comprised of interest expense of $1,412,751, and foreign exchange gain of $53,598. The increase during the period is due to interest expense on additional notes and loans issued to fund operations.

Income Taxes

As of June 30, 2019, the Company has net operating loss carryforwards of approximately $23,100,000 that may be available to reduce future years’ taxable income. As of June 30, 2019, the Company has a deferred tax asset of approximately $6,100,000 which has been completely offset by a valuation allowance. The Company believes that it is more likely than not that the carryforwards will expire unused as the Company has not been able to commence revenue generating activities to date.

Net Loss

Our net loss during the three months ended June 30, 2019 was $1,850,625 compared to a net loss of $1,659,541 during the three months ended June 30, 2018 due to the factors discussed above.

Our net loss during the six months ended June 30, 2019 was $3,093,402 compared to a net loss of $2,980,311 during the six months ended June 30, 2018 due to the factors discussed above.

 Liquidity and Capital Resources

As of June 30, 2019 and December 31, 2018, our liquid assets consisted of cash of $15,972 and $3,193, respectively.

As of June 30, 2019, our indebtedness includes a patent acquisition liability of $1,010,000, accrued interest of $8,206,898, accrued interest to related parties of $1,119,126, as well as loans payable, loans payable to related parties, loans payable share interest, loans payable share interest to related parties, convertible notes and convertible notes to related parties totaling $19,745,215, with maturity dates as outlined below. The convertible notes are due 2 years from issuance with notes maturing in 2018 through 2021. We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $9,000. We are also currently in default of $3,606,075 of unsecured debt. We expect our operating and administrative expenses to be at least $2,400,000 annually.

Description	Maturity Date	Amount
Loan Payable	6/30/2016	$9,675,000
Loan Payable	11/21/2018	294,178
Loan Payable – Related Party	12/31/2018	837,318
Loan Payable – Related Party	10/2/2019	300,000
Loan Payable – Share Interest	7/16/2019	150,000
Loan Payable – Share Interest – Related Party	7/16/2019	225,000
Convertible Notes	On Demand	844,111
Convertible Notes	Q2 2018	14,000
Convertible Notes	Q4 2018	68,000
Convertible Notes	Q1 2019	1,046,287
Convertible Notes	Q2 2019	405,000
Convertible Notes	Q3 2019	791,017
Convertible Notes	Q4 2019	457,701
Convertible Notes	Q1 2020	575,800
Convertible Notes	Q2 2020	117,000
Convertible Notes	Q3 2020	514,264
Convertible Notes	Q4 2020	338,824
Convertible Notes	Q1 2021	201,034
Convertible Notes	Q2 2021	332,000
Convertible Notes Related Party	Q1 2019	926,368
Convertible Notes Related Party	Q3 2020	1,612,313
Convertible Notes Related Party	Q2 2021	20,000

Total		$19,745,215

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds, or any funds, to pay our liabilities as they become due and payable.

Six months ended June 30, 2019 and 2018

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the six months ended June 30, 2019, we used $414,255 in operating activities compared to $1,120,335 used in operating activities during the three months ended June 30, 2018. The decrease in the use of operating cash between the two periods related primarily to a decrease in the extensions of credit under the other receivables category and a larger portion of the current loss relating to non-cash interest and stock-based compensation expense.

 Cash Flows from Investing Activities

Our use of cash flow for investing activities during the six months ended June 30, 2019 was $120,000 compared to use of $5,439 during the six months ended June 30, 2018. During the six months ended June 30, 2019, our use of cash flows for investing activities were comprised solely of advances to CEN Ukraine of $120,000. By comparison, during the six months ended June 30, 2018, our use of cash flows for investing activities was comprised solely of leasehold improvements of $5,439.

Cash Flows from Financing Activities

During the six months ended June 30, 2019, we received $553,034 through issuance of convertible notes to investors and related parties to fund our working capital requirements. During the six months ended June 30, 2018, we received $1,312,800 through issuance of convertible notes and share interest loans to investors to fund our working capital requirements. During the six months ended June 30, 2019 and 2018, $6,000 and $250,000 of the convertible notes and share interest loans payable were repaid.

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

As of June 30, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2019.

Management recognized the need for additional resources in the area of accounting and financial reporting controls and procedures. As a result, we have outsourced the accounting and financial reporting oversight roles to a qualified accounting firm with public company reporting expertise.

(b) Changes in internal control over financial reporting.

On May 16, 2019, Alex Tarrabain, one of the members of the Company’s Board was appointed to serve as the Company’s Chief Financial Officer and as one of the Vice Presidents of the Company effective May 21, 2019 (the “Effective Date”), and Richard Boswell, who served as the Company’s Chief Financial Officer since July 2017, resigned from his position as the Company’s Chief Financial Officer as of the Effective Date, and continues to serve in his position as the Company’s Senior Executive Vice President going forward focusing on the Company’s strategic activities and will also continue to serve as a member of the Company’s Board.

Other than the foregoing, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three and six-months ended June 30, 2019, CEN entered into loans and associated extension agreements with various parties. In consideration for such loans and associated extensions, CEN granted various individuals total aggregate amount of 45,000 and 90,000 unregistered shares of common stock of CEN during the three and six-months ended June 30, 2019, respectively.

The above issuances of shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

During the three and six-months ended June 30, 2019, we issued $406,000 and $553,034, respectively, of convertible notes to investors and related parties to fund our working capital requirements. These notes bear interest at 5% per year and are convertible at the option of the holder into 253,750 and 345,422, respectively, common shares.

The above issuances of convertible notes were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

              CEN has a payment default with respect to the term loan payable to Global Holdings International, LLC, in the principal amount of $9,675,000 and which bears compound interest at 15% per annum which was due on September 30, 2016. The aggregate amount due under this loan as of August 19, 2019 is approximately $17,600,000. Interest and default interest and related fees currently accrue at approximately $600,000 per quarter. This note is secured by some of the Company's equipment which we value at approximately $9,000.

CEN has a payment default with respect to certain unsecured convertible loans payable to private investors and related parties, in the principal amount of $2,981,075 and which bear interest at 5% per annum which were due prior to August 19, 2019. The aggregate amounts due under these loans as of August 19, 2019, including accrued interest, is approximately $4,200,000. Interest and default interest and related fees currently accrue at approximately $55,000 per quarter.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

The financial statement schedules and exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

a.     Exhibits

Exhibit No.	Description

2.1

Form of Merger Agreement dated June 21, 2019, between CEN Biotech, Inc. and Caduceus Software Systems Corp. and Caduceus Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC June 21, 2019).

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

Dated: August 19, 2019

CEN BIOTECH, INC.

By:	/s/ Joseph Byrne
Name:	Joseph Byrne
Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2019	/s/ Alex Tarrabain
Name: Alex Tarrabain
Title: Chief Financial Officer (Principal Financial and Accounting Officer)