Form 10-K
period 2019-12-31
CEN BIOTECH INC
filed 2020-04-14
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there were 9,380,433 shares of common stock, no par value per share, outstanding that were held by non-affiliates. The Registrant’s common stock has not traded on the OTC Markets or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares that is based on any market price.

As of April 14, 2020, there were 27,013,363 shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

ITEM 1.	BUSINESS

 Special Note Regarding Forward-Looking Statements

This Annual Report of CEN Biotech, Inc. (“CEN,” “we,” “us,” “our” or the “Company”) includes “forward-looking statements” that represent our beliefs, projections and predictions about future events. There are statements in this annual report that are not historical facts. All statements other than statements of historical fact are “forward-looking statements,” including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. These “forward-looking statements” can be identified by use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “positioned,” “project,” “propose,” “should,” “strategy,” “will,” or any similar expressions, as well as statements in the future tense. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include, without limitation, those discussed in “Item 1A. Risk Factors” of this Annual Report.

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

Background

CEN Biotech, Inc. (“we,” “us,” “our” or “CEN” or the “Company”) is a Canadian holding company, incorporated in Canada on August 4, 2013 as a subsidiary of Creative Edge Nutrition, Inc. (“Creative”), a Nevada corporation. Creative separated its planned specialty pharmaceutical business located in Canada by transferring substantially all of the assets and liabilities of the planned specialty pharmaceutical business to CEN and effecting a distribution (the “Spin-Off Distribution”) of CEN common stock to Creative shareholders on February 29, 2016. The Spin-Off Distribution was intended to be tax free for U.S. federal income tax purposes.

Prior to the Spin-Off Distribution, CEN initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario. On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. On February 1, 2016 the Company commenced legal action against the Attorney General of Canada in the Ontario Superior Court of Justice for damages for detrimental reliance, economic loss, and prejudgment and post judgment interest, costs of the proceeding and other relief that the court may seem just. As of April 14, 2020 the action in the Ontario Superior Court of Justice is still ongoing. We are currently in the discovery phase in our lawsuit with Health Canada. We have requested to depose a senior level Health Canada employee who spearheaded the medical marijuana program. After evaluating this action, the Company decided to not pursue the development of its medical marijuana business and instead to seek to develop and pursue other businesses that are related to cannabis and other industries, including Light Emitting Diode (“LED”) lighting and hemp-based industrial, medical and food products that have a tetrahydrocannabinol (“THC”) that is below 0.3%.

 We are currently focused on the manufacturing, production and development of products within the cannabis industry, including LED lighting technology and hemp-based products. The Company intends to continue to explore the usage of hemp, which it now intends to cultivate for usage in industrial, medical and food products.

Our principal office is located at 7405 Tecumseh Road East Suite 300, Windsor, Ontario, Canada, N8T 1G2 and our phone number is (519) 419-4958. Our corporate website is located at http://www.cenbiotechinc.com. The information on our website is not part of this report and is not incorporated herein.

At present we are not able to estimate if or when we will be able to generate any revenues. Our consolidated financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, management, as well as our auditors, have determined there is substantial doubt about our ability to continue as a going concern.

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

On December 14, 2017, the Company entered into an agreement with Bill Chaaban, our President and Chairman, and Usamakh Saadikh, a member of our board of directors, to acquire a 51% interest in Cen Ukraine LLC (“CEN Ukraine”), which currently holds a license, granted by the federal government of Ukraine, for the cultivation and processing of cannabis sativa for industrial, supplement, pharmaceutical and other purposes in Ukraine. As of April 14, 2020, the agreement has not yet closed as the Company needs to raise additional funds in order to proceed with the closing. After closing this acquisition, the Company intends to use the assets to continue to explore the usage of hemp, which it intends to cultivate for industrial, medical and food products. In addition, the Company intends to explore the development of medicinal marijuana outside of the United States.

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

LED Lighting

On September 12, 2016, the Company executed an agreement dated August 31, 2016, as amended, to acquire a patent related to LED Lighting, from Tesla Digital, Inc., a Canadian Corporation, Tesla Digital Global Group, Inc., and Stevan Pokrajac (the “Sellers”). The patent intangible remains in escrow in the name of Tesla Digital, Inc. until full settlement of the terms of the agreement. In the interim, pursuant to the agreement, CEN has the rights to use the patented technology. In connection with the acquisition the Company agreed to issue, at the closing, one million shares of common stock to the Sellers. It is planned that Mr. Pokrajac will become an employee of an LED subsidiary that the Company plans to form, but which has not yet been formed, in connection with the development of the acquired technology, with compensation of $200,000 per year commencing with the start of operations after the acquisition is completed.

The Company intends to explore using the LED Lighting across manufacturing operations and licensing opportunities across multiple industries such as the horticultural industry, including for the purpose of growing marijuana, as well as the automotive, industrial and commercial lighting industries.

Hemp and Medical Marijuana

On December 14, 2017, the Company entered into a Controlling Interest Purchase Agreement (the “Agreement”) with Bill Chaaban, our President and Chairman of the Board of Directors, and Usamakh Saadikh to acquire 51% of the outstanding equity interests in Cen Ukraine, a corporation that was organized and has its principal offices in Ukraine. The agreement, which is subject to certain conditions, has not closed as of April 14, 2020 as the Company needs to raise additional funds in order to proceed with the closing. Cen Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Cen Ukraine currently holds a license, granted by the federal government of Ukraine, for the cultivation and processing of cannabis sativa for industrial, supplement, pharmaceutical and other purposes in Ukraine. The consideration will be paid by issuing common shares of the Company.

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

Research and Development

On September 12, 2016, the Company executed an agreement to acquire a patent related to LED Lighting, from Tesla Digital, Inc., a Canadian Corporation and Stevan Pokrajac. The patent intangible remains in escrow in the name of Tesla Digital, Inc. until full settlement of the terms of the agreement. As part of the acquisition it is planned that Mr. Pokrajac will become an employee of an LED subsidiary that the Company plans to form, but which has not yet been formed, with compensation of $200,000 per year commencing with the start of operations.

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

Intellectual Property

On September 12, 2016, the Company executed an agreement to acquire assets, including patented LED Lighting, from Tesla Digital, Inc. (a Canadian corporation) and Stevan (Steve) Pokrajac. The patent intangible remains in escrow in the name of Tesla Digital, Inc. until full settlement of the terms of the agreement. In the interim, pursuant to the agreement, CEN has the rights to use the patented technology. In connection with the acquisition the Company agreed to issue one million shares of common stock to the Sellers.

The patent referenced above was issued on May 13, 2014 under Patent No. US 8,723,425 by the United States Patent Office, and has a duration until June 17, 2031.

On October 4, 2018, the Company entered into an amendment to the Share Purchase Agreement (the “PTT Agreement”) by and between the Company and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. to extend the closing date under the PTT Agreement to December 15, 2018. On April 3, 2019, the Company entered into an amendment to the Share Purchase Agreement, which extended the closing date of the PTT Agreement to December 31, 2019. On March 16, 2020, the Company entered into an amendment extending the closing date until December 31, 2021.

Employees

We have four full time employees and no part time employees. We engage consultants to provide us with the services we need to plan and develop our facilities and products.

Recent Developments

On July 31, 2018, the Company entered into a Share Purchase Agreement with AstralENERGY Solar Manufacturing Corporation, LTD ( “AstralENERGY”), a corporation incorporated under the laws of Canada. Under the terms of the Agreement, the Company will acquire (the “Acquisition”) 70% of the outstanding common stock in the capital of AstralENERGY. The Company will issue an aggregate 2,500,000 shares of common stock of the Company as consideration for the Acquisition. AstralENERGY is a manufacturer of architecturally designed solar panels for residential and commercial solar production.  AstralENERGY also has developed integrated multi-function LED street lighting systems. Consummation of the Acquisition is subject to the conditions specified in the Agreement, including the receipt by the Company of the audited financial statements of AstralENERGY, prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As of April 14, 2020, this transaction has not closed.

On June 21, 2019, the Company entered into a Merger Agreement (the “Merger Agreement’) with Caduceus Software Systems Corp. (“CSOC”), Caduceus Merger Sub, Inc., a Wyoming corporation and a wholly owned subsidiary of CSOC (the “Merger Sub”). Pursuant to the Merger Agreement, the Company, the Merger Sub and CSOC agreed to effect a merger transaction, pursuant to which the Company would merge with and into the Merger Sub, with the Company surviving and being a wholly owned subsidiary of CSOC (the “Merger”). Pursuant to the Merger Agreement, the Company had the unilateral right to terminate the Merger Agreement in the event that the Company’s due diligence review of CSOC and Merger Sub were unsatisfactory to the Company in its sole discretion. Following a careful due diligence review of CEN and Merger Sub, the Board of the Company decided that such due diligence review was unsatisfactory, and therefore the Company terminated the Merger Agreement as of November 27, 2019. There were no termination penalties incurred or payable by the Company in connection with the termination.

On January 27, 2020, a market maker filed a Form 211 Application with the Financial Industry Regulatory Authority ("FINRA") to request permission to quote and trade the securities of CEN Biotech, Inc. on OTC Markets. However, there can be no assurance that FINRA will approve our Form 211 Application. As of April 14, 2020, the application has not been approved.

The outbreak of a novel coronavirus (COVID-19), which the World Health Organization declared in March 2020 to be a pandemic, continues to spread throughout the United States of America and the globe. Many State Governors issued temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. The extent of the ultimate impact of the pandemic on the Company's operational and financial performance will depend on various developments, including the duration and spread of the outbreak, and its impact on potential customers, employees, and vendors, all of which cannot be reasonably predicted at this time. While management reasonably expects the COVID-19 outbreak to negatively impact the Company's financial condition, operating results, and timing and amounts of cash flows, the related financial consequences and duration are highly uncertain.

Near Term Operating Plan

Our near-term operating plans are based on us obtaining financing through debt or equity raises of approximately $50,000,000 USD. Generally, the funds are planned to be invested as follows: $25 million in hemp activities, $20 million in LED lighting manufacturing and $5 million in general operating costs. For each of the projects if the Company is able to raise the funds it will take approximately 6 to 9 months to build out the facilities to prepare for operations to begin. There can be no assurance that the Company will be able to raise the foregoing funds or proceed as planned.

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

We have incurred substantial net losses since our inception and may continue to incur losses for the foreseeable future, as we continue our product development activities. As a result of our limited operating history, we have limited historical financial data that can be used in evaluating our business and our prospects and in projecting our future operating results. Through December 31, 2019, we have accumulated a total deficit of $41,310,172.

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

We have limited experience in marketing our future products and services.

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

At December 31, 2019, CEN has current notes, loans, accounts payable, accrued interest and accrued expenses aggregating $30,868,408. Since CEN has no current revenue, we will have to locate other sources of debt or equity financing in order to meet these obligations. If we are unable to do so, we may default on some commitments which could have a very negative effect on our business or cause us to cease our business altogether.

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

There are risks related to the quality and quality control of our future products.

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

Public health epidemics or outbreaks could adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations, including among others, our planned future products and could have an adverse impact on our business and our financial results.

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

As of April 14, 2020, there is currently no established public market whatsoever for our securities.

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

Our goal is to have our shares listed on an exchange such as the NYSE American or NASDAQ Capital Market. Each such market has various requirements regarding a company’s financial condition and other matters like independent directors and other corporate governance matters. We cannot predict the likelihood or timing of any application to any such exchange or if any such exchange would approve a listing. We do not currently satisfy the financial requirements for any such listing and may never satisfy such requirements.

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

CEN has one facility in Lakeshore, Ontario. 20 North Rear Road is a 10.4 acre site of land that was subleased from Creative. On January 1, 2017 CEN entered into an agreement whereas the old lease was terminated and a new 5 year lease for the property was started. The new lease gives CEN access to the 27,000 sq. foot building containing the 4,000 sq. foot vault and options to lease additional buildings and purchase the property. The new lease rate is $4,000 per month Canadian plus HST tax, and proportioned utilities and property tax. This lease was assigned by the lessor, Jamaal Shaban, cousin of Bill Chaaban, to Jamsyl Group, a third-party, in October 2019.

CEN also leases office space in Windsor, Ontario from RN Holdings LTD. The lease commenced on October 1, 2017 with R&D Labs (whose President is Bill Chaaban) and was subsequently assigned by R&D Labs to RN Holdings Ltd (a third-party) on May 8, 2019. The lease calls for monthly rental payments ranging from $2,608 to $3,390 through September 2027.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. We are currently in the discovery phase in our lawsuit with Health Canada. We have requested to depose a senior level Health Canada employee who spearheaded the medical marijuana program.

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

Holders

As of April 14, 2020, there were approximately 292 stockholders of record of our common stock, according to the records of our transfer agent, and an unknown number of additional holders whose stock is held in ‘street name.’

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

Securities Authorized for Issuance under Equity Compensation Plans

We adopted, and our stockholders approved, the Cen Biotech, Inc. 2017 Equity Compensation Plan (the “2017 Plan”), effective as of November 29, 2017. Under such plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of 20,000,000 shares of our common stock are reserved for issuance under the 2017 Plan. A total of 19,737,120 restricted shares have been granted, 17,712,120 restricted shares have vested as of December 31, 2019, and no restricted stock awards have been forfeited under this plan. Restricted stock awards totaling 1,350,000 shares have not vested as of April 14, 2020.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2019 about our outstanding restricted stock agreements and shares of common stock reserved for future issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon expiration of time restriction	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,025,000	NA	262,880
Equity compensation plans not approved by security holders	0	0	0
Total	2,025,000	0	262,880

Recent Sales of Unregistered Securities

Since December 31, 2019 the Company has issued 4 new convertible notes totaling $208,000 with conversion rights to 130,000 common shares.

The unregistered issuance of the convertible notes were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

Issuances of Common Stock:

  During 2019, CEN entered into loans and associated extension agreements with various parties. In consideration for such loans and associated extensions, CEN granted several individuals total aggregate amount of 180,000 unregistered shares of common stock of CEN during the year ended December 31, 2019.

On May 16, 2019, the Company engaged Alex Tarrabain, an existing member of the Company’s Board, to serve as the Company’s Chief Financial Officer and as one of the Vice Presidents of the Company effective May 21, 2019. As compensation for his expanded role, the Company granted 1,250,000 shares of restricted common stock of the Company, of which 350,000 vested immediately and the remaining vesting ratably each month over the next 36 months until May 2022.

Effective October 1, 2019, the Company entered into an agreement with a branding and marketing firm which included, as compensation, a grant of a one-time equity award of 50,000 shares of the Company’s common stock. This award vested immediately.

The unregistered shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

Issuances of Convertible Notes:

During 2019, net convertible notes totaling $1,065,914, convertible into 665,972 shares of common stock, were issued.

The unregistered issuance of the convertible notes were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

We are considered to be a smaller reporting company, as defined by Section 229.10(f)(1) of the Securities Act, and, therefore, are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data discussed below is derived from our audited consolidated financial statements for the fiscal years ended December 31, 2019 and 2018, which are found elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. The financial data discussed below is only a summary and investors should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

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

Fiscal Year Ended December 31, 2019 Compared To Fiscal Year Ended December 31, 2018.

The following table reflects our operating results for the years ended December 31, 2019 and 2018:

Operating Summary	Year ended December 31, 2019	Year ended December 31, 2018	Change
Revenues, net	$-	$-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses	(2,579,815)	(4,370,707)	40.97%
Net Operating Loss	(2,579,815)	(4,370,707)	40.97%
Other Expense	(3,075,304)	(3,159,654)	2.67%
Net Loss	$(5,655,119)	$(7,530,361)	24.90%

Revenue

We recognized no revenue during the twelve months ended December 31, 2019 and 2018 as we have not commenced revenue generating operations as yet.

Operating Expenses

During the fiscal year ended December 31, 2019, our operating expenses were $2,579,815 compared to $4,370,707 during the prior fiscal year. During the twelve months ended December 31, 2019, our operating expenses were comprised of salary and consulting fees of $191,695, stock-based compensation expense of $1,176,600, general and administrative expenses of $1,211,520.

By comparison, during the twelve months ended December 31, 2018, our operating expenses were comprised of salary and consulting fees of $448,463, stock-based compensation expense of $682,000, general and administrative expenses of $1,970,129, and impairment of leasehold improvements of $1,270,115. An impairment assessment as of December 31, 2018 concluded the investment at 20 North Rear Road was substantially impacted by the changes in Canada’s Medical Marihuana Purposes Regulations (MMPR) and the Company reported impairment charges of $1,270,115 in 2018 based upon the assessment related to specialty use elements of the improvements and that at this time, the Company cannot make the final additions that will be necessary for the site to function as a growing space. Expenses incurred during the fiscal year ended December 31, 2019 compared to fiscal year ended December 31, 2018 decreased primarily due to a reduction in general and administrative expenses, related to travel, legal, and other professional fees, and no impairment charges in 2019.

Other Income and Expense Items

During fiscal year ended December 31, 2019, our other expense, net was $3,075,304 compared to $3,159,654 during the prior fiscal year. During the twelve months ended December 31, 2019, our other income and expense items were comprised of interest expense of $3,307,832 and interest income of $8,252, change in the fair value of our patent acquisition liability of $290,000, and foreign exchange loss of $65,724. By comparison, for the twelve months ended December 31, 2018, our other income and expense items were comprised of interest expense of $2,871,012, interest income of $9,395, change in the fair value of our patent acquisition liability of $390,000, and foreign exchange gain of $91,963. The increase during the year is due to a favorable change to our patent acquisition liability, which was partially offset via additional interest expense on additional notes and loans issued during 2019 to fund operations.

Income Taxes

As of December 31, 2019, the Company has net operating loss carry forwards of approximately $25,700,000 that may be available to reduce future years’ taxable income. As December 31, 2019, the Company has a deferred tax asset of approximately $6,800,000 which has been completely offset by a valuation allowance. The Company believes that it is more likely than not that the carryforwards will expire unused as the Company has not been able to commence revenue generating activities to date.

Net Loss

Our net loss for the fiscal year ended December 31, 2019 was $5,655,119 compared to a net loss of $7,530,361 during the fiscal year ended December 31, 2018 due to the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2019 and 2018, our liquid assets consisted of cash of $3,757 and $3,193, respectively.

As of December 31, 2019, our indebtedness includes a patent acquisition liability of $720,000, accrued interest of $9,585,055, accrued interest to related parties of $1,274,899, as well as loans payable, loans payable to related parties, convertible notes and convertible notes to related parties totaling $20,267,017, with maturity dates as outlined below. The convertible notes are due 2 years from issuance with notes maturing in 2018 through 2021. We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $9,000. As of April 14, 2020 we are currently in default of $6,093,185 of unsecured debt. We expect our operating and administrative expenses to be at least $2,400,000 annually.

Description	Maturity Date	Amount
Loan Payable	6/30/2016	$9,675,000
Loan Payable	11/21/2018	296,411
Loan Payable – Related Party	12/31/2018	837,600
Loan Payable – Related Party	10/2/2019	300,000
Loan Payable – Share Interest	1/16/2020	150,000
Loan Payable – Share Interest – Related Party	1/16/2020	225,000
Convertible Notes	On Demand	850,519
Convertible Notes	Q2 2018	14,000
Convertible Notes	Q4 2018	68,000
Convertible Notes	Q1 2019	1,046,287
Convertible Notes	Q2 2019	405,000
Convertible Notes	Q3 2019	791,017
Convertible Notes	Q4 2019	457,701
Convertible Notes	Q1 2020	575,800
Convertible Notes	Q2 2020	117,000
Convertible Notes	Q3 2020	514,264
Convertible Notes	Q4 2020	345,824
Convertible Notes	Q1 2021	201,034
Convertible Notes	Q2 2021	332,000
Convertible Notes	Q3 2021	156,519
Convertible Notes	Q4 2021	349,360
Convertible Notes Related Party	Q1 2019	926,368
Convertible Notes Related Party	Q3 2020	1,612,313
Convertible Notes Related Party	Q2 2021	20,000

Total		$20,267,017

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Fiscal Year Ended December 31, 2019 Compared To Fiscal Year Ended December 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the fiscal year ended December 31, 2019, we used $869,350 in operating activities compared to $1,724,001 during the fiscal year ended December 31, 2018. The decrease between the two periods related primarily to a decrease in our overall net loss and increase in current operational liabilities.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the fiscal year ended December 31, 2019 totaling $190,000 compared to the prior period of $105,439. During the twelve months ended December 31, 2019, our use of cash flows for investing activities were comprised primarily of advances to CEN Ukraine of $190,000. By comparison, for the twelve months ended December 31, 2018, our use of cash flows for investing activities were comprised primarily of advances to CEN Ukraine of $100,000, which were made to fund the operations of CEN Ukraine.

Cash Flows from Financing Activities

Cash flow provided by financing activities during the fiscal year ended December 31, 2019 totaling $1,059,914 compared to the prior period of $1,747,655. During the fiscal year ended December 31, 2019, we received $1,065,914 through issuance of loans and convertible promissory notes payable to investors to fund our working capital requirements. During 2019, we repaid $6,000 of our debts. During the fiscal year ended December 31, 2018, we received $2,170,887 through issuance of loans and convertible promissory notes payable to investors to fund our working capital requirements. During 2018, we repaid $423,232 of our debts.

CEN has no committed source of debt or equity financing. Our Executive team and Board are seeking additional financing from their business contacts, but no assurances can be given that such financing will be obtained or, if obtained, on what terms. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal period ended December 31, 2019 that states that our lack of committed resources causes substantial doubt about our ability to continue as a going concern

Recently Issued Accounting Pronouncements

The Company adopted Accounting Standards Codification (ASC) 842, “Leases” using the modified retrospective approach, effective January 1, 2019, on its consolidated financial statements. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods.

The new lease standard requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the practical expedients permitted under the transition guidance of the new standard.

Accounting Standards Issued But Not Yet Adopted

No applicable and significant upcoming standards were noted by the Company.

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

Evaluation of disclosure and controls and procedures

As of December 31, 2019, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is a list of the names, ages and positions of our directors and executive officers.

Name	Age	Position(s)
Bahige (Bill) Chaaban	47	President, Chairman of the Board of Directors
Richard Boswell	53	Senior Executive Vice President and Director
Brian Payne	51	Vice President and Director
Harold Aubrey de Lavenu	54	Director
Ameen Ferris	51	Director
Donald Strilchuck	60	Director
Alex Tarrabain	57	Chief Financial Officer and Director
Dr. Usamakh Saadikh	55	Director

Biographies of Directors and Executive Officers

Bahige (Bill) Chaaban is our President, Interim CEO and Chairman of the Board since July 2017. Previously, Mr. Chaaban served as the Chief Executive Officer of CEN Biotech from the company’s inception in August 2013 until July 2017. Mr. Chaaban also serves as the Chief Executive Officer and Chairman of the Board of CEN Biotech Ukraine LLC, since November 2014. Mr. Chaaban founded and served as President of CGIA, Inc., Supplement Group, Inc., F1 Fulfillment, Inc., and Fitness One, Inc. from October 1998 until April, 2016. Mr. Chaaban has over 30 years of experience in the nutrition industry, including, retail, online and wholesale sales, and design and manufacturing of dietary supplements. Mr. Chaaban served as the Chief Executive Officer of Creative Edge Nutrition, Inc. from April 2012 until December 2014. Mr. Chaaban was the founder of Edge Nutrition, which operated retail nutrition stores in the USA and Canada. Mr. Chaaban is a licensed attorney in the USA and Canada. He holds a Bachelor of Commerce degree from the University of Alberta; a Bachelor of Law degree from the University of Windsor; a Juris Doctor from the University of Detroit Mercy; a Master of Laws degree from Wayne State University; and an Honorary Doctorate from the International Personnel Academy. Mr. Chaaban is qualified to serve as President and to continue serving as Chairman of the Board as he founded the company and has helped to create a global footprint for the Company and its subsidiaries. Mr. Chaaban founded and served as President of CGIA, Inc., Supplement Group, Inc., F1 Fulfillment, Inc., and Fitness One, Inc. Mr. Chaaban determined that he could not devote the time necessary to CEN and these businesses. After careful deliberation, these businesses were closed in April, 2016 and bankruptcies were filed for each in April, 2016.

Richard Boswell is our Senior Executive Vice President and a member of our Board since July 2017. Mr. Boswell has 25 years of management experience working with companies of various sizes from start-ups through Fortune 10 listed organizations. His vast array of experience includes multiple industries, such as financial services, automotive, information technology, retail, and consulting. He has held key positions overseeing different functions such as information technology, investment analysis, financial planning, process improvement, sales and technology evaluation. Since February 2011 Mr. Boswell has been providing consulting service to clients through his company, BITS Group Inc. BITS Group Inc. provides business consulting and interim or outsourced executive services. Since January 2014, Mr. Boswell has been providing financial and business services to CEN Biotech through his company. Mr. Boswell holds BBA and MBA from Northwood University. Mr. Boswell also did post graduate studies in strategy and innovation management at Lawrence Technological University. Mr. Boswell’s diverse background and experience working with companies of differing sizes will add valuable contributions to the Board as the Company transitions through growth.

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

Alex Tarrabain is our Chief Financial Officer, effective May 21, 2019, and a member of our Board since July 2017. Between 1981 and 1985, Mr. Tarrabain served as a Youth/Childcare Counsellor for the Government of Alberta. Between 1990 and 1991, Mr. Tarrabain articled with Ernst & Young Chartered Accountants. Between 1991 and 1995, Mr. Tarrabain later served as the Senior Accountant for the County of Strathcona in Sherwood Park, Alberta. In August 1995, Mr. Tarrabain opened his own practice, Tarrabain Accounting, and has been operating in the Edmonton and surrounding area for the past 23 years, through the present. Mr. Tarrabain is a frequent speaker at financial functions and has served on many boards including Prostate Canada, NW Zone Hockey Association, Whitemud West Hockey Association and the Canadian Athletic Club in Edmonton. Mr. Tarrabain earned a Bachelor’s of Commerce from the University of Alberta. Mr. Tarrabain’s experience in public accounting will provide the Board with an excellent resource regarding financial matters of the Company.

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

Board of Directors

We currently have eight directors, two of whom are independent directors. Directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our current directors’ term of office expires when they are replaced or they resign. All officers are appointed annually by the board of directors and serve at the discretion of the board. If at any point we have an even number of directors, the Chairman does not have a casting vote and accordingly tie votes on issues may not be able to be resolved.

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

Meetings of the Board of Directors

The Board held 8 formal meetings during 2019.  Each director attended at least 75% of all meetings of the Board during 2019.

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

Involvement in Certain Legal Proceedings

Mr. Chaaban, the Company’s current president, chairman of the board and interim chief executive officer, founded and served as President of CGIA, Inc., Supplement Group, Inc., F1 Fulfillment, Inc., and Fitness One, Inc. Mr. Chaaban determined that he could not devote the time necessary to CEN and these businesses. After careful deliberation, these businesses were closed in April, 2016 and bankruptcies were filed for each in April, 2016.

Brian Payne, the Company’s current vice president and a member of its board of directors, as previously a Vice President of Thomas Canning Limited, which filed for bankruptcy protection in June 2017 after Mr. Payne lest his position as Vice President of same in April 2017.

Other that the foregoing, during the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of CEN:

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

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of a federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.

was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

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

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers, and our two highest compensated individuals not serving as executive officers, for the two fiscal years ended December 31, 2019 and 2018, which includes cash compensation, stock options awarded in lieu of cash compensation, and all other compensation:

2019 SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year Ended December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Bill Chaaban	2019	$31,200	-	$279,000	-	-	-	-	$310,200
President and Interim Chief Executive Officer (effective November 13, 2019)	2018	$31,200	-	$279,000	-	-	-	-	$310,200

Joseph Byrne	2019	$31,200	-	$162,750	-	-	-	-	$196,950
Chief Executive Officer (through November 13, 2019)(1)	2018	$31,200	-	$186,000	-	-	-	-	$217,200

Richard Boswell	2018	$31,200	-	$74,400	-	-	-	-	$105,600
Senior Executive Vice President and Chief Financial Officer (through May 20, 2019)	2018	$31,200	-	$74,400	-	-	-	-	$105,600
Alex Tarrabain	2019	$18,200	-	$530,250	-	-	-	-	$548,450
Vice President and Chief Financial Officer (effective May 21, 2019)	2018	-	-	-	-	-	-	-	-
Brian Payne	2018	$31,200	-	$93,000	-	-	-	-	$124,200
Vice President	2018	$31,200	-	$93,000	-	-	-	-	$124,200

 (1)Joseph Byrne resigned from all positions held with the Company on November 13, 2019.

Outstanding Equity Awards to Executive Officers at Fiscal Year-End 2019

The following table sets forth information regarding outstanding restricted stock awards to our named executive officers as of December 31, 2019:

	Restricted stock awards
Name	Equity incentive plan awards: Number of non- vested restricted shares outstanding (#)	Equity incentive plan awards: market or payout of unearned shares, units or other rights that have not vested ($)	Award expiration date
Alex Tarrabain (2)	725,000	$732,250	August 2022
Bahige (Bill) Chaaban (1)	412,500	$255,750	November 2020
Richard Boswell (1)	110,000	$68,200	November 2020
Brian Payne (1)	137,500	$85,250	November 2020

(1)

On November 30, 2017, executive officers were granted a one-time equity award of restricted shares of the Company’s common stock pursuant to a Restricted Stock Agreement, provided that the officers continue to be employed by the Company, and will fully vest in the event of a Change in Control, as further described on the Current Report on Form 8-K, filed on December 5, 2017.

(2)

On May 16, 2019, Mr. Tarrabain, an executive officer was granted a one-time equity award of restricted shares of the Company’s common stock pursuant to a Restricted Stock Agreement, provided that the officer continue to be employed by the Company, and will fully vest in the event of a Change in Control, as further described on the Current Report on Form 8-K, filed on May 16, 2019.

Compensation of Directors

The following table sets forth information regarding each element of compensation that we paid or awarded to our non-executive directors for the fiscal year ended December 31, 2019:

Name	Year	Cash Comp.	Equity Awards ($)	All other compensation ($)	Total
Ameen Ferris	2019	-	-	-	-
Harold Aubrey de Lavenu	2019	-	-	-	-
Donald Strilchuck	2019	-	-	-	-
Alex Tarrabain (through May 20, 2019)	2019	-	-	-	-
Dr. Usamakh Saadikh	2019		-	-	-

Employment and Consulting Agreements

On November 30, 2017, the Company entered into an executive employment agreement (“Employment Agreement”) with certain executives (an “Executive”) of the Company, previously appointed by the Board. Under each Employment Agreement, the Executive with receive a base compensation and restricted stock of the Company, to vest at the earlier of (i) over a three-year period, provided that the Executive continues to be employed by the Company, or (ii) in the event of a change of control in the Company. In the event of termination, the Executive will receive any unpaid salary and reimbursement of expenses. In the event of a Change in Control (as defined in the Employment Agreement) or a strategic transaction, the Board may, but is not obligated to, provide the Executive with additional compensation, including additional stock options or restricted stock, for services outside of the Executive’s general scope of duties and responsibilities. Each Employment Agreement has an indefinite term. Under the respective Employment Agreement:

●

Bahige (Bill) Chaaban, President of the Company, Mr. Chaaban will receive compensation in the form of a base annual salary of $31,200 and a grant of 8,750,000 of restricted stock of the Company, of which 7,400,000 vested immediately and the remaining vesting ratably each month over the next 36 months until November 2020. No additional grants of restricted stock were made in 2019 or 2018.

●

Joseph Byrne, Chief Executive Officer of the Company, Mr. Byrne will receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 of restricted stock of the Company, of which 325,000 vested immediately and the remaining vesting ratably each month over the next 36 months until November 2020. No additional grants of restricted stock were made in 2019 or 2018. Effective November 13, 2019, Mr. Byrne resigned and left the Company, at which point additional vesting and salary accruals ceased. As of April 2, 2020, the accrued salaries owed to Joe Byrne which amounted to $58,500 as of December 31, 2019 were settled through keeping his previously issued 337,500 restricted shares that had not vested.

●

Richard Boswell, Senior Executive Vice President of the Company, Mr. Boswell will receive compensation in the form of a base annual salary of $31,200 and a grant of 4,500,000 of restricted stock of the Company, of which 4,140,000 vested immediately and the remaining vesting ratably each month over the next 36 months until November 2020. No additional grants of restricted stock were made in 2019 or 2018.

●

Brian Payne, Vice President of the Company, Mr. Payne will receive compensation in the form of a base annual salary of $31,200 and a grant of 750,000 of restricted stock of the Company, of which 300,000 vested immediately and the remaining vesting ratably each month over the next 36 months until November 2020. No additional grants of restricted stock were made in 2019 or 2018.

On May 16, 2019, an employment agreement, under similar terms, was entered into with Mr. Tarrabain:

●

Under the Employment Agreement with Alex Tarrabain, Chief Financial Officer and as one of the Vice Presidents of the Company, Mr. Tarrabain will receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 shares of restricted stock of the Company, of which 350,000 vested immediately and the remaining vesting ratably each month over the next 36 months until May 2022. No additional grants of restricted stock were made in 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the ownership of our common stock as of April 14, 2020 for:

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

Name	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock(1)

Directors and Executive Officers
Bahige (Bill) Chaaban(2)	7,896,320	29.23%

Richard Boswell	3,858,071	14.28%
Brian Payne	774,285	2.87%
Harold Aubrey de Lavenu(3)	582,301	2.16%
Ameen Ferris	20,000	*
Donald Strilchuck	1,020,000	3.78%
Alex Tarrabain(4)	1,433,942	5.31%
Dr. Usamakh Saadikh	20,000	*
All executive officers and directors as a group (8 persons)	17,210,681	57.63%

5% Stockholders
Joseph Byrne(5)	1,585,262	5.87%

(1) Based on 27,013,363 shares of common stock issued and outstanding as of April 14, 2020.

(2) Please note that Bahige (Bill) Chaaban’s shares represented above include 7,893,888 shares held in his name as noted on the shareholder list and 2,432 shares held in a brokerage account. Please note that Mr. Chaaban explicitly disclaims any ownership of 867,576 shares of the Company’s common stock issuable upon conversion of two promissory notes held by his wife Lamia Chaaban totaling $1,388,122 as Mr. Chaaban does not have voting of dispositive power of such shares, nor does he have the power to cause conversion of the note.

(3) Please note that Harold Aubrey de Lavenu shares represented above include 20,000 shares held by him in his name as noted on the shareholder list and 13,321 shares held in a brokerage account, as well as 548,980 shares of the Company’s common stock issuable upon conversion of promissory notes that are issued and outstanding but have not been converted at this time.

(4) Please note that Alex Tarrabain’s shares represented above include 1,382,571 shares held by him in his name as noted on the shareholder list, 21,371 shares held in a brokerage account, as well as 30,000 shares of the Company’s common stock issuable upon conversion of a promissory note that is issued and outstanding but has not been converted at this time.

(5) Please note that Joseph Byrne’s shares represented above include 1,333,142 shares held by him in his name as noted on the shareholder list and 112,000 shares held by his wife, Claire Byrne, over which they both have dispositive and voting control, and also includes 140,120 shares of the Company’s common stock issuable upon conversion of a promissory notes that are issued and outstanding but has not been converted at this time. Joseph Byrne resigned from all positions held with the Company on November 13, 2019.

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

Transactions with Related Persons

Loan Agreements

Mr. Chaaban has made several loans to the Company. In March 2018, Mr. Chaaban fully assigned and transferred all rights, title, and interests in his loans and related accrued interest due from CEN to his spouse:

●	In December 2014, a loan of $113,348 which bears interest at 10% per annum and is unsecured. This note was extended until December 31, 2018 and is currently in default.

●	In 2015, several notes aggregating $109,814 which bears interest at 10% per annum. These notes were due December 31, 2018 and are currently in default.

●

In 2016, Bill Chaaban made four additional loans with an aggregate principal balance of approximately $12,938 which bears interest of 10% per annum. These notes were due December 31, 2018 and are currently in default.

●

Two convertible notes totaling $1,388,122 which bear interest at 12% per annum. These notes were due December 31, 2018 and have conversion options totaling 867,576 common shares and are currently in default.

On July 12, 2017, the Company elected Harold Aubrey de Lavenu, Alex Tarrabain, and Joe Byrne to serve as Directors on the Board. These individuals hold long term convertible notes payable issued prior to their election of $878,368, $48,000, and $224,191, respectively. The notes payable to Harold and Alex bear interest at 5% and are currently in default. The notes payable to Joe bear interest at 12% per annum and are due in August 2020. These notes are convertible to 719,100 common shares.

In January 2018, Joe Byrne and his spouse, along with Alex Tarrabain, made short-term loans totaling $150,000 and $75,000, respectively, to the Company. The short-term notes bear interest in the form of common shares at a rate of 1,000 common shares per $25,000 per month and mature monthly.

During 2014 and 2016, a former director of Creative Edge Nutrition, Inc., the former parent company, made loans with an aggregate principal balance of $601,500 which bear interest at 10% per annum. These notes were due December 31, 2018 and are currently in default.

During October 2017, R&D Labs Canada, Inc, whose President is Bill Chaaban and which is owned by Mr. Chaaban’s spouse, made a loan of $300,000 to the Company which bears interest at 8% per annum. This note was due October 2, 2019 and is currently in default.

During June 2019, Darren Ferris, brother of Ameen Ferris, a Director of CEN, made a loan of $20,000 to the Company which bears interest at 5% per annum. This note is convertible to 12,500 common shares with a maturity date of June 19, 2021.

Leases

The Company leases the office space in Windsor, Ontario from R&D Labs Canada, Inc., whose President is Bill Chaaban.

Controlling Interest in Cen Biotech Ukraine.

On December 14, 2017, the Company entered into a Controlling Interest Purchase Agreement (the “Agreement”) with Bahige (Bill) Chaaban and Usamakh Saadikh.

Under the terms of the Agreement, the Company will acquire (the “Acquisition”) 51% of the outstanding equity interests in Cen Biotech Ukraine LLC (“Cen Ukraine”), a corporation that is organized and has its principal offices in Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of April 14, 2020 as the Company needs to raise additional funds in order to proceed with the closing. The Acquisition was unanimously approved by the independent members of the Board of Directors of the Company. Consummation of the Acquisition is subject to the conditions specified in the Agreement, including the receipt by the Company of the audited financial statements of Cen Ukraine, prepared in accordance with U.S. GAAP.

Advances to Cen Biotech Ukraine

There are advances of $1,065,328 and $875,328 to CEN Ukraine as of December 31, 2019 and 2018, respectively, which were made for the purpose of funding the operations of CEN Ukraine.

Other

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments through 2026. As of December 31, 2019, no payments have been received on this note receivable.

During the years ended December 31, 2019 and 2018, the Company incurred consulting fees with certain board members and officers totaling $154,517 and $150,778, respectively. As of December 31, 2019 and 2018, $263,900 and $124,800, respectively, was payable to these related parties for consulting charges and is included within accrued expenses.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). See “Directors, Executive Officers and Corporate Governance”—“Director Independence”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2019 and 2018.

ACCOUNTING FEES AND SERVICES	2019	2018

Audit fees	$83,000	$123,855
Audit-related fees	-	-
Tax fees	5,000	5,000
All other fees	-	-

Total	$88,000	$128,855

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. The Company paid Mazars LLP USA audit fees amounting to $83,000 and $123,855 in 2019 and 2018, respectively.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax fees” includes tax compliance, tax advice, tax planning. The Company accrued an amount for Zeifmans tax fees amounting to $5,000 in 2019. This amount is being reviewed for accuracy of billing and services performed.

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

10.17	Share Purchase Agreement dated July 31, 2018 between CEN Biotech Inc. and AstralENERGY Solar Manufacturing Corporation, LTD. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC August 6, 2018, 2018).

10.18	Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. (Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2019).

10.19	Amendment dated March 29, 2018 to Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. (Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2019).

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

10.23	Agreement for use of patent between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc., dated .April 15, 2019. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2019).

10.24	Executive Employment Agreement dated May 16, 2019, between CEN Biotech, Inc. and Alex Tarrabain. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC May 16, 2019).

10.25	Restricted Stock Agreement dated May 16, 2019, between CEN Biotech, Inc. and Alex Tarrabain. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC May 16, 2019).

10.26	Term Sheet dated May 15, 2019, between CEN Biotech, Inc. and Caduceus Software Systems Corp. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC May 16, 2019).

10.27	Form of Merger Agreement dated June 21, 2019, between CEN Biotech, Inc. and Caduceus Software Systems Corp. and Caduceus Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC June 21, 2019).

10.28	Amendment No. 1 to Merger Agreement, dated August 27, 2019, by and between CEN Biotech, Inc. and Caduceus Software Systems Corp. and Caduceus Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC August 29, 2019).

10.29	Amendment No. 2 to Merger Agreement, dated August 28, 2019, by and between CEN Biotech, Inc. and Caduceus Software Systems Corp. and Caduceus Merger Sub, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC August 29, 2019).

10.30	Departure of Joseph Byrne from CEN Biotech, dated November 13, 2019, (Incorporated by reference to Exhibit 17.1 to the Company’s Current Report on Form 8-K filed with the SEC November 18, 2019).

10.31	Termination of Merger Agreement, dated November 27, 2019, by and between CEN Biotech, Inc. and Caduceus Software Systems Corp. and Caduceus Merger Sub, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC November 27, 2019).

10.32	A market maker filed a Form 211 Application with the Financial Industry Regulatory Authority ("FINRA"), dated January 27, 2020, (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC January 28, 2020).

10.33	Amendment dated March 16, 2020, to Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC March 17, 2020)

21.1	Subsidiaries of Cen Biotech, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance
101.SC	XBRL Taxonomy Extension Schema
101.CA	XBRL Taxonomy Extension Calculation
101.DE	XBRL Taxonomy Extension Definition
101.LA	XBRL Taxonomy Extension Labels
101.PR	XBRL Taxonomy Extension Presentation

*Filed herewith.

b.     Financial Statement Schedules

None

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2020	By:	/s/ Bahige Chaaban
Name: Bahige Chaaban
Title: Interim Chief Executive Officer (principal executive officer)

Dated: April 14, 2020	/s/ Alex Tarrabain
Name: Alex Tarrabain
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2020	/s/ Bahige (Bill) Chaaban
Name: Bahige (Bill) Chaaban
Title: Director

Dated: April 14, 2020	/s/ Richard Boswell
Name: Richard Boswell
Title: Director

Dated: April 14, 2020	/s/ Brian Payne
Name: Brian Payne
Title: Director

Dated: April 14, 2020	/s/ Harold Aubrey de Lavenu
Name Harold Aubrey de Lavenu
Title: Director

Dated: April 14, 2020	/s/ Ameen Ferris
Name: Ameen Ferris
Title: Director

Dated: April 14, 2020	/s/ Donald Strilchuck
Name: Donald Strilchuck
Title: Director

Dated: April 14, 2020	/s/ Alex Tarrabain
Name: Alex Tarrabain
Title: Director

Dated: April 14, 2020	/s/ Dr. Usamakh Saadikh
Name: Dr. Usamakh Saadikh
Title: Director

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CEN Biotech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CEN Biotech, Inc. and subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company also had an accumulated deficit of $41,310,172 at December 31, 2019. The Company is dependent on obtaining necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue their operations. The COVID-19 pandemic has hindered the Company’s ability to raise capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

April 14, 2020

CEN BIOTECH, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$3,757	$3,193

Property, plant and improvements
Property and equipment, net	148,125	166,509
Other assets
Operating lease right-of-use assets	229,284	-
Other receivable	424,110	418,905
Note receivable - related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC - related party	1,065,328	875,328
Intangible assets, net	5,380,959	5,805,771

Total assets	$7,296,422	$7,314,565

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$181,266	$206,521
Loans payable	10,121,411	10,107,205
Loans payable – related parties	1,362,600	1,360,806
Convertible notes payable	5,185,412	3,597,760
Convertible notes payable- related parties	2,538,681	926,368
Accrued interest	9,585,055	6,860,494
Accrued interest – related parties	1,274,899	946,227
Operating lease liabilities	44,361	-
Accrued expenses	574,723	402,377

Total current liabilities	30,868,408	24,407,758

Operating lease liabilities, less current portion	184,263	-
Patent acquisition liability	720,000	1,010,000
Convertible notes, less current portion	1,038,913	1,545,887
Convertible notes - related parties, less current portion	20,000	1,612,313

Total liabilities	32,831,584	28,575,958

Commitments and contingencies (Notes 4, 8, 11, 12, 16, 17, 18, 20, and 22)

Shareholders’ deficit
Common stock; unlimited authorized shares; 26,953,363 and 25,473,363 issued and outstanding as of December 31, 2019 and 2018, respectively. No par value.	-	-
Additional paid-in capital	15,775,010	14,393,660
Accumulated deficit	(41,310,172)	(35,655,053)
Total shareholders’ deficit	(25,535,162)	(21,261,393)

Total liabilities and shareholders’ deficit	$7,296,422	$7,314,565

See accompanying notes to consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended December 31, 2019 and 2018

	2019	2018

Operating expenses
Consulting fees	$37,178	$297,685
Payroll and consulting fees – related parties	154,517	150,778
Stock based compensation	1,176,600	682,000
General and administrative	1,211,520	1,970,129
Impairment of leasehold improvements	-	1,270,115

Total operating expenses	2,579,815	4,370,707

Loss from operations	(2,579,815)	(4,370,707)

Other (expense) income
Interest expense	(2,857,910)	(2,440,194)
Interest expense – related parties	(449,922)	(430,818)
Interest income	8,252	9,395
Change in fair value of patent acquisition liability	290,000	(390,000)
Foreign exchange (loss) gain	(65,724)	91,963

Other expense, net	(3,075,304)	(3,159,654)

Net loss	$(5,655,119)	$(7,530,361)

Net Loss Per Share:
Basic and diluted	$(0.21)	$(0.30)

Weighted Average Number of Shares Outstanding
Basic and diluted	26,364,500	25,303,654

See accompanying notes to consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders’ Deficit
Years Ended December 31, 2019 and 2018

		Common	Additional		Total
	Common	Shares	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances, January 1, 2018	25,131,843	$-	$9,110,041	$(28,124,692)	$(19,014,651)

Patent acquisition liability modification (See Note 8)	-	-	4,380,000	-	4,380,000

Stock-based compensation	20,000	-	682,000	-	682,000

Issuance of common stock - interest shares	184,400	-	131,878	-	131,878

Issuance of common stock - consulting	137,120	-	89,741	-	89,741

Net loss	-	-	-	(7,530,361)	(7,530,361)

Balances, December 31, 2018	25,473,363	-	14,393,660	(35,655,053)	(21,261,393)

Stock-based compensation	1,250,000	-	1,176,600	-	1,176,600

Issuance of common stock - interest shares	180,000	-	168,750	-	168,750

Issuance of common stock - consulting	50,000	-	36,000	-	36,000

Net loss	-	-	-	(5,655,119)	(5,655,119)

Balances, December 31, 2019	26,953,363	$-	$15,775,010	$(41,310,172)	$(25,535,162)

See accompanying notes to consolidated financial statements.

 CEN BIOTECH, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years Ended December 31, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net loss	$(5,655,119)	$(7,530,361)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	18,384	14,230
Amortization	424,812	424,812
Lease expense	(660)	-
Impairment expense	-	1,270,115
Stock-based compensation - employees	1,176,600	682,000
Stock-based compensation - non-employees	36,000	89,741
Non-cash interest expense	2,792,061	2,385,807
Non-cash interest expense – related parties	431,716	353,326
Deferred lease expense	-	217,210
Change in fair value of patent acquisition liability	(290,000)	390,000
Foreign exchange loss (gain)	65,724	(91,963)
Changes in operating assets and liabilities
Other receivable	(5,205)	(196,343)
Accounts payable	(36,009)	95,049
Accounts payable – related parties	-	65,873
Accrued expenses	172,346	106,503

Net cash used in operating activities	(869,350)	(1,724,001)

Cash flows from investing activities
Advance on business acquisition	(190,000)	(100,000)
Leasehold improvements in progress	-	(5,439)

Net cash used in investing activities	(190,000)	(105,439)

Cash flows from financing activities
Issuance of loans payable	-	380,000
Repayment of loans payable	-	(230,000)
Issuance of loans payable – related parties	-	225,000
Issuance of convertible notes	1,045,914	1,565,887
Repayment of convertible notes	(6,000)	(21,600)
Issuance of convertible notes - related parties	20,000	-
Repayment of convertible notes - related parties	-	(171,632)

Net cash provided by financing activities	1,059,914	1,747,655

Net increase (decrease) in cash and cash equivalents	564	(81,785)

Cash and cash equivalents, beginning of year	3,193	84,978

Cash and cash equivalents, end of year	$3,757	$3,193

Supplemental cash flows disclosures
Cash paid for interest	$85,847	$66,006

Non-cash transactions - investing and financing activities
Patent acquisition liability modification	$-	$4,380,000

See accompanying notes to consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

CEN’s consolidated financial statements include the accounts of CEN, and Eastern Starr (collectively, the “Company”). CEN Holdings’ purpose was to ease and facilitate US banking transactions through March 2017. Eastern Starr’s purpose is to facilitate future growth opportunities in the LED lighting sector. All material intercompany transactions are eliminated in consolidation.

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

Property, Plant and Improvements

Property, plant and improvements are recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives or term of the assets, which is 10 years.

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

Impairment of Long-Lived Assets

A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. See Note 6 for impairment charges taken in 2018 related to leasehold improvements. There were no impairment charges taken during the year ended December 31, 2019.

Research and Development Expenditures

CEN expenses all research and development expenses when incurred. Research and development expenses were approximately $41,000 in 2018. There were no research and development expenses incurred in 2019.

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For 2019 and 2018, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases”. This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The Company adopted the ASU using a modified retrospective adoption method at January 1, 2019, as outlined in ASU No. 2018-11, “Leases - Targeted Improvements”. Under this method of adoption, there is no impact to the comparative consolidated statement of operations and consolidated balance sheet. The Company determined that there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheet. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carryforward of historical lease classifications. Adoption of this standard did not materially impact the Company’s results of operations and had no impact on the consolidated statement of cash flows.

NOTE 3 – NEW ACCOUNTING STANDARDS

Accounting Standards Issued but Not Yet Adopted

No applicable and significant upcoming standards were noted by the Company.

NOTE 4 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $41,310,172 at December 31, 2019 and had no committed source of additional debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 9, 10, 11, and 12. The Company will continue to raise additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. The COVID-19 pandemic has hindered the Company’s ability to raise capital. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

NOTE 5 – PROPERTY, PLANT AND IMPROVEMENTS, NET

Property and equipment, net consists of the following as of December 31:

	2019	2018
Leasehold improvements	$166,163	$166,163
Furniture and equipment	17,668	17,668
Accumulated depreciation	(35,706)	(17,322)

Net property, plant and improvements	$148,125	$166,509

Depreciation and amortization expense was $18,384 and $14,230 for the years ended December 31, 2019 and 2018, respectively.

NOTE 6 – IMPROVEMENTS IN PROCESS

An impairment assessment during the fourth quarter of 2018 concluded the investment in property and improvements in development, which represented the capitalized costs the Company incurred in constructing the improvements, at 20 North Rear Road was substantially impacted by the changes in Canada’s Medical Marihuana Purposes Regulations and the Company reported impairment charges of $1,270,115 in 2018. There were no further impairments in 2019.

During 2018, $160,724 of improvements in process related to the Company’s main office were placed into service and transferred into property and equipment. There were no such transfers in 2019.

NOTE 7 – ADVANCES TO CEN BIOTECH UKRAINE

At December 31, 2019 and 2018, the Company had advances of $1,065,328 and $875,328 respectively, to CEN Biotech Ukraine, LLC, a related party, (see Note 15). The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC and are unsecured, non-interest bearing, and are due on demand.

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

In March 2018, the Tesla agreement was amended to replace the $5 million stock consideration commitment with a commitment to issue one million registered shares of CEN common stock with a closing date of September 30, 2018. On October 4, 2018, this agreement was amended to extend the closing date to December 15, 2018. On April 3, 2019, the Company entered into an amendment which extended the closing date of the agreement to December 31, 2019. On March 16, 2020 the Company entered into an amendment extending the closing date until December 31, 2021.The March 2018 modification of the agreement converted a fixed value of shares to a fixed number of shares. Accordingly, the liability was reduced and additional paid in capital was increased by $4,380,000 to reflect the fair value of the shares committed at the date of the amendment. As of December 31, 2019 and 2018, the fair value of this liability was $720,000 and $1,010,000, respectively. This liability will be remeasured at each reporting date using the current fair value of CEN’s common shares.

The Company intends to explore using the patented LED Lighting Technology across manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired, other than the patent, included certain machinery and raw materials, which were old and non-functioning and accordingly, had no fair value.

The intangible assets consists of the following as of December 31:

	2019	2018

Lighting patent	$6,797,000	$6,797,000
Accumulated amortization	(1,416,041)	(991,229)

Net	$5,380,959	$5,805,771

As of December 31, 2019 and 2018, there is no impairment expense recognized based on the Company’s expectations that it will be able to monetize the patent. The lighting patent is being amortized straight-line over 16 years. Expected amortization expense is $424,812 per year through 2031, with the remaining $283,215 to be amortized in 2032.

NOTE 9 – LOANS PAYABLE

Loans payable consist of the following at December 31:

	2019	2018
Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note is secured by the Company's equipment.	$9,675,000	$9,675,000

Mortgage payable in default to ARG & Pals, Inc., for the original amount of CAD $385,000. The mortgage bears interest at 22% per annum, and matured on November 21, 2018.	296,411	282,205

Loan payable in default to an individual, issued January 17, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan which matured on January 16, 2020.	50,000	50,000

Loan payable in default to an individual, issued April 13, 2018, with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan which matured on January 16, 2020.	100,000	100,000

Total loans payable (all current)	$10,121,411	$10,107,205

We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $9,000. The remainder of our debt that is in default is not secured.

During 2019 and 2018, 72,000 and 76,400 common shares were issued to individuals for loans made to CEN, respectively. Accordingly, during the 2019 and 2018, $67,500 and $54,388 in interest expense and additional paid-in capital was recorded, respectively.

NOTE 10 – LOANS PAYABLE- RELATED PARTY

Loans payable - related party consists of the following at December 31:

	2019	2018
Loans payable in default to the spouse of Bill Chaaban, President of CEN, for the original amounts of CAD $48,630 and USD $198,660, bear interest at 10% per annum. These are unsecured loans that matured on December 31, 2018.	$236,100	$234,306

Loans payable in default to a former director of Creative, former parent company, bear interest at 10% per annum. This are unsecured loans that matured on December 31, 2018.	601,500	601,500

Loan payable in default to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the President of CEN, bearing interest at 8% per annum. This is an unsecured loan that matured on October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loan payable in default to the spouse of Joseph Byrne, CEO of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan that matured on January 16, 2020.	100,000	100,000

Loan payable in default to Alex Tarrabain, a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan that matured on January 16, 2020.	75,000	75,000

Loan payable in default to Joseph Byrne, CEO of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan that matured on January 16, 2020.	50,000	50,000

Total loans payable - related party	1,362,600	1,360,806
Less: current portion	1,362,600	1,360,806

Long-term portion loans payable - related party	$-	$-

In March 2018, Bill Chaaban, President of CEN, fully assigned and transferred all rights, title, and interests in his loans and related accrued interest due from CEN to his spouse.

Attributable related party accrued interest was $460,784 and $357,373 as of December 31, 2019 and 2018, respectively. Interest expense attributable to related party loans was $209,661 and $184,250 in 2019 and 2018, respectively.

During both 2019 and 2018, 108,000 common shares were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during 2019 and 2018, $101,250 and $77,490 in related party interest expense and additional paid-in capital was recorded, respectively.

NOTE 11 – CONVERTIBLE NOTES

Convertible notes payable consists of the following at December 31:

	2019	2018
Convertible note payable, due on demand, for the original amount of CAD $1,104,713, bearing interest at 7% per annum with conversion rights for 335,833 common shares.	$850,519	$809,755

Convertible notes payable to multiple private investors, including certain notes in default, bearing interest at 5% per annum with conversion rights for 3,333,740 common shares, maturing at various dates between May 2018 and November 2021.	5,373,806	4,333,892

Total convertible notes payable	6,224,325	5,143,647
Less current portion	5,185,412	3,597,760

Convertible notes payable, less current portion	$1,038,913	$1,545,887

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 3,669,573 common shares.

As of April 14, 2020, we are currently in default of $3,357,805 of convertible notes payable, which are convertible into 2,073,963 shares of common stock.

NOTE 12 – CONVERTIBLE NOTES - RELATED PARTY

Convertible notes - related party consists of the following at December 31:

	2019	2018
Convertible note due to the spouse of Bill Chaaban, President of CEN, which bears an interest at 12% per annum. This note is convertible to 867,576 common shares with a maturity date of August 17, 2020.	$1,388,122	$1,388,122

Convertible notes in default due to Harold Aubrey de Lavenu, a Director of CEN, bearing interest at 5% per annum. These notes are convertible to 548,980 common shares and matured on March 31, 2019.	878,368	878,368

Convertible note in default due to Alex Tarrabain, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 30,000 common shares and matured on March 31, 2019.	48,000	48,000

Convertible notes due to Joseph Byrne, CEO of CEN, bearing interest at 12% per annum. This note is convertible to 140,120 common shares with a maturity date of August 17, 2020.	224,191	224,191

Convertible note due to Darren Ferris, brother of Ameen Ferris, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 12,500 common shares with a maturity date of June 19, 2021.	20,000	-

Total convertible notes payable - related party	2,558,681	2,538,681
Less current portion	2,538,681	926,368

Convertible notes payable - related party, less current portion	$20,000	$1,612,313

In March 2018, Bill Chaaban, President of CEN, fully assigned and transferred all rights, title, and interests in his loans and related accrued interest due from CEN to his spouse.

Attributable related party accrued interest was $814,115 and $588,854 as of December 31, 2019 and 2018, respectively. Interest expense attributable to related party convertible notes was $240,261 and $246,568 in 2019 and 2018, respectively.

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 1,599,176 common shares.

As of April 14, 2020, we are currently in default of $926,368 of convertible notes payable, which are convertible into 578,980 shares of common stock.

NOTE 13 – INCOME TAXES

A reconciliation of the effective tax rate of the income tax benefit and the statutory income tax rates applied to the loss before income taxes is as follows for the years ended December 31:

	2019	2018

Income tax benefit at Canadian statutory rate	26.5%	26.5%
Valuation allowance	(26.5% )	(26.5% )

Effective income tax rate	0%	0%

As of December 31, 2019, the Company has net operating loss carry forwards of approximately $25,700,000 that may be available to reduce future years’ taxable income. Such carry forwards typically expire after 20 years. The Company currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, because the Company believes that it is more likely than not that the carryforwards will expire unused and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the years ended December 31:

	2019	2018

Deferred tax asset - net operating losses	$6,800,000	$5,300,000
Deferred tax asset valuation allowance	(6,800,000)	(5,300,000)

Net deferred tax asset	$-	$-

The change in the valuation allowance amounted to $1,500,000 and $1,600,000 for the year ended December 31, 2019 and 2018, respectively. All other temporary differences are immaterial both individually and in the aggregate to the consolidated financial statements.

Company management analyzes its income tax filing positions in Canadian federal and provincial jurisdictions where it is required to file income tax returns, for all open tax years in these jurisdictions, to identify potential uncertain tax positions. As of December 31, 2019, there are no uncertain income tax positions taken or expected to be taken that would require recognition of a liability or disclosure in the consolidated financial statements. The Company is subject to routing audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Generally, the Company is no longer subject to income tax examinations for years prior to 2016.

NOTE 14 – SHAREHOLDERS’ DEFICIT / STOCK ACTIVITY

The Company is authorized to issue an unlimited number of common shares and an unlimited number of special voting shares. Common shares have no stated par value.

As of December 31, 2019, 5,268,749 shares of common stock are committed to the holders of the convertible notes.

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

There are advances of $1,065,328 and $875,328 to CEN Ukraine as of December 31, 2019 and 2018, respectively, which such advances were made for the purpose of funding the operations of CEN Ukraine. CEN Ukraine was founded by Bill Chaaban. Prior to December 3, 2017, Bill Chaaban directly owned 51% of CEN Ukraine. Subsequent to December 3, 2017, Mr. Chaaban directly owned 25.5% of CEN Ukraine. CEN Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Ukraine. On December 14, 2017, the Company entered into a controlling interest purchase agreement with Bill Chaaban and another shareholder of CEN Ukraine for 51% of the outstanding equity interests of CEN Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of April 14, 2020, as the Company needs to raise additional funds in order to proceed with the closing.

On July 12, 2017, the Company’s Shareholders elected individuals to serve as Directors on the Board. These individuals hold long-term convertible notes payable issued prior to the election. All notes payable bear interest at 5% per annum and are convertible to common shares with various maturity dates. They became related parties when they were elected.

During the years ended December 31, 2019 and 2018, the Company incurred payroll and consulting fees with certain Board Members and Officers totaling $154,517 and $150,778, respectively. As of December 31, 2019 and 2018, $263,900 and $124,800 was payable to these related parties for payroll and consulting charges, which are included within accrued expenses.

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments beginning in 2017 through 2026. No payments have been received as of December 31, 2019, however, management expects this balance to be collectible.

NOTE 16 – LEASE (INCLUDING RELATED PARTIES)

The Company leases 20 North Rear Road, a 10.4 acre site of land in Canada. This was through a sublease from a relative of the Company’s President until October 2019, when the lease was assigned to a third-party. There are two buildings on the site – one of 27,000 square feet and one of 53,000 square feet. There is also a 4,000 square foot vault for security purposes. The Company constructed improvements to this property, including structures and equipment for growing marijuana, security fencing required for licensing as a marijuana producer, and other infrastructure. As further described in Note 6, these improvements were fully impaired during 2018.

The 20 North Rear Road lease agreement began on September 1, 2013 and required annual rent payments of CAD $339,000, including tax. At December 31, 2016, the balance sheet included accrued rent of $552,934, owed to Jamaal Shaban (“Lessor”), cousin of Bill Chaaban. Concurrently, the Lessor had fallen behind on a mortgage payable on the property. Effective January 2017, the Company entered into agreements to terminate the initial lease, enter into a convertible debt note with the Lessor’s creditor, and begin a new lease agreement for the same property. The new lease agreement calls for monthly rental payments of CAD $4,000 plus taxes for a period of five years. In exchange, the Company issued convertible notes payable of $824,446 in satisfaction of the accrued rent and future rent. The lease has been accounted for as an operating lease, and the amount of the note in excess of the accrued rent was treated as a deferred lease asset amortized over the 5-year lease. However, in conjunction with the impairment, as further described in Note 6, the remaining deferred lease asset was fully expensed in 2018. As of December 31, 2019, the operating right of use asset was $68,547 and the associated liability was $65,467, utilizing an 8% discount rate. During 2019 and 2018, lease expenses of $33,369 and $253,695, respectively, related to this agreement were recognized within general and administrative expenses. This lease was assigned by the Lessor to Jamsyl Group, a third-party, in October 2019.

The Company also leases office space in Windsor, Ontario from R&D Labs Canada, Inc., whose president is Bill Chaaban. This lease was subsequently assigned to RN Holdings Ltd, a third-party, on May 8, 2019. Under the lease agreement effective October 1, 2017, monthly rents of CAD $2,608 are due through September 2022, at which point monthly rents of CAD $3,390 are due. As of December 31, 2019, the operating right of use asset was $160,737 and the associated liability was $163,157, utilizing an 8% discount rate. During 2019 and 2018, lease expenses of approximately $26,000 and $24,000, respectively related to this agreement were recognized within general and administrative expenses.

Maturities of operating lease liabilities at December 31, 2019 were as follows:

Amount
2020	$61,051
2021	61,051
2022	25,902
2023	31,320
2024	31,320
Thereafter	86,130

Total lease payments	$296,774
Less imputed interest	68,150
Present value of lease liabilities	$228,624

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

Equity Compensation Grants

On November 30, 2017, the Company granted a one-time equity award (“Equity Award”) of 20,000 restricted shares of the Company’s common stock pursuant to a Restricted Stock Agreement, to each of the following executives and directors of the Company: Bahige “Bill” Chaaban, Chairman of the Board and President of the Company; Joseph Byrne, Chief Executive Officer and Director; Richard Boswell, Senior Executive Vice President, Chief Financial Officer (through May 20, 2019) and Director; Brian Payne, Vice President and Director; Donald Strilchuck, Director; Harold Aubrey de Lavenu, Director; Alex Tarrabain, Chief Financial Officer (effective May 21, 2019) and Director; and Ameen Ferris, Director. The Equity Awards vested immediately.

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

On October 1, 2019, the Company entered into an agreement with a communications and branding firm for the payment of its services under which the Company issued 50,000 shares of its common stock. This award vested immediately. The expense related to the restricted stock awarded to non-employees for services rendered of $36,000 was recognized on the grant date.

Employment Agreements

On November 30, 2017, employment agreements were entered into with four key members of management:

•     Under the Employment Agreement with Bahige (Bill) Chaaban, President of the Company, Mr. Chaaban will receive compensation in the form of a base annual salary of $31,200 and a grant of 8,750,000 shares of restricted stock of the Company, of which 7,400,000 vested immediately and the remaining vesting ratably each month over the next 36 months until November 2020.

•     Under the Employment Agreement with Joseph Byrne, Chief Executive Officer of the Company, Mr. Byrne will receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 shares of restricted stock of the Company, of which 325,000 vested immediately and the remaining vesting ratably each month over the next 36 months until November 2020. Effective November 13, 2019, Mr. Byrne resigned and left the Company, at which point additional vesting and salary accruals ceased. As of April 2, 2020, the accrued salaries owed to Joe Byrne which amounted to $58,500 as of December 31, 2019 were settled through keeping his previously issued 337,500 restricted shares that had not vested.

•     Under the Employment Agreement with Richard Boswell, Senior Executive Vice President and Chief Financial Officer of the Company, Mr. Boswell will receive compensation in the form of a base annual salary of $31,200 and a grant of 4,500,000 shares of restricted stock of the Company, of which 4,140,000 vested immediately and the remaining vesting ratably each month over the next 36 months until November 2020.

•     Under the Employment Agreement with Brian Payne, Vice President of the Company, Mr. Payne will receive compensation in the form of a base annual salary of $31,200 and a grant of 750,000 shares of restricted stock of the Company, of which 300,000 vested immediately and the remaining vesting ratably each month over the next 36 months until November 2020.

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

In conjunction with the above, on May 16, 2019, an employment agreement was entered into with Mr. Tarrabain:

•      Under the Employment Agreement with Alex Tarrabain, Chief Financial Officer and as one of the Vice Presidents of the Company, Mr. Tarrabain will receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 shares of restricted stock of the Company, of which 350,000 vested immediately and the remaining vesting ratably each month over the next 36 months until May 2022.

Restricted Stock Awards

The total grant-date fair value of the restricted shares noted in the employment agreements and equity compensation grants sections above was $12,734,241 and $11,435,741 as of December 31, 2019 and 2018, respectively. During 2019 and 2018, 1,300,000 restricted shares with a grant date fair value of $1,298,500 and 157,120 restricted shares with a grant date fair value of $102,141, respectively, were awarded. The grant-date fair value is calculated utilizing an enterprise valuation model as of the date the awards are granted. With the exception of immediately vesting portions of awards, shares typically vest pro-rata over the requisite service period, which is generally three years from the grant-date. Non-vested restricted stock awards participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

During 2019 and 2018, 1,887,500 and 1,507,120 of these shares vested, respectively. The fair value of the restricted stock which vested amounted to $1,380,000 and $939,141 for 2019 and 2018, respectively.

Compensation expense, broken out by allocation, recognized in connection with the restricted stock awards was as follows for the years ended December 31:

	2019	2018

Stock Based Compensation	$1,176,600	$682,000
Professional fees	36,000	12,241
Legal	-	77,500

Total	$1,212,600	$771,741

Non-vested restricted stock award activity for the years ended December 31, 2019 and 2018 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term (Years)
Non-vested at January 1, 2018	3,962,500	0.62	2.92
Granted	157,120	0.65	-
Vested	(1,507,120)	0.62	-
Forfeited	-	-	-
Non-vested at December 31, 2018	2,612,500	$0.62	2.00
Granted	1,300,000	1.00	-
Vested	(1,887,500)	0.70	-
Forfeited	-	-	-
Non-vested at December 31, 2019	2,025,000	$0.76	1.54

The fair value of the restricted stock grants was based on the valuation of a third-party specialist. Unrecognized compensation expense related to restricted stock amounted to approximately $1,175,550 as of December 31, 2019. This expense will be recognized over vesting period of the respective awards.

NOTE 18 - OTHER RECEIVABLE

In May 2017, as amended on June 30, 2018, CEN entered into an agreement with Clear Com Media, Inc. ("Clear Com") to provide a line of credit to Clear Com in amounts up to CAD $1,000,000 ($769,900) through June 30, 2020 (maturity date) at a rate of 2% per annum. No allowance was considered necessary as of December 31, 2019 or 2018. The agreement was entered into to support the development of technologies that may be of future value to the Company.

NOTE 19 – NET LOSS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of December 31, 2019 and 2018. Common stock equivalents that were excluded for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Convertible debt	4,930,555	4,154,760

NOTE 20 – CONTINGENCY

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

NOTE 21 – FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

The fair value of the Company’s financial instruments are as follows:

	Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2019:
Cash and cash equivalents	$3,757	$-	$3,757	$-	$3,757
Other receivables	$424,110	$-	$-	$424,110	$424,110
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech
Ukraine, LLC - related party	$1,065,328	$-	$-	$1,065,328	$1,065,328
Loans payable	$10,121,411	$-	$-	$10,121,411	$10,121,411
Loans payable – related parties	$1,362,600	$-	$-	$-	$-
Patent acquisition liability	$720,000	$-	$-	$720,000	$720,000
Convertible notes payable	$6,224,325	$-	$-	$6,918,486	$6,918,486
Convertible notes payable – related parties	$2,558,681	$-	$-	$-	$-

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2018:
Cash and cash equivalents	$3,193	$-	$3,193	$-	$3,193
Other receivables	$418,905	$-	$-	$418,905	$418,905
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech
Ukraine, LLC - related party	$875,328	$-	$-	$875,328	$875,328
Loans payable	$10,107,205	$-	$-	$10,107,205	$10,107,205
Loans payable – related parties	$1,360,806	$-	$-	$-	$-
Patent acquisition liability	$1,010,000	$-	$-	$1,010,000	$1,010,000
Convertible notes payable	$5,143,647	$-	$-	$5,534,810	$5,534,810
Convertible notes payable – related parties	$2,538,681	$-	$-	$-	$-

The fair values of other receivables (including related accrued interest), note receivable - related party, and advances to CEN Biotech Ukraine, LLC approximate carrying value due to the terms of the instruments.

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

The fair value of the patent acquisition liability in 2019 and 2018 is based upon a valuation report obtained from a 3rd party valuation specialist. This valuation report utilized a cash-free asset value model to estimate enterprise value based upon similar companies.

NOTE 22 – SHARE PURCHASE AND MERGER AGREEMENTS

On July 31, 2018, the Company entered into a Share Purchase Agreement with AstralENERGY Solar Manufacturing Corporation, LTD. (“AstralENERGY”) to acquire 70% of the outstanding common stock of AstralENERGY. The Company will issue an aggregate 2,500,000 shares of common stock of the Company as consideration for the acquisition. AstralENERGY is a manufacturer of architecturally designed solar panels for residential and commercial solar production and has also developed integrated multi-function LED street lighting systems. Consummation of the acquisition is subject to the completion of certain conditions specified in the agreement. As of April 14, 2020, this transaction has not closed.

On June 21, 2019, the Company entered into a Merger Agreement (the “Merger Agreement”) with Caduceus Software Systems Corp. (“CSOC”), Caduceus Merger Sub, Inc., a Wyoming corporation and a wholly owned subsidiary of CSOC (the “Merger Sub”).  Pursuant to the Merger Agreement, the Company, the Merger Sub and CSOC agreed to effect a merger transaction, pursuant to which the Company will merge with and into the Merger Sub, with the Company surviving and being a wholly owned subsidiary of CSOC (the “Merger”). Pursuant to the Merger Agreement, the Company had the unilateral right to terminate the Merger Agreement in the event that the Company’s due diligence review of CSOC and Merger Sub was unsatisfactory to the Company in its sole discretion. Following a careful due diligence review of CSOC and Merger Sub, the Board of the Company decided that such due diligence review was unsatisfactory, and therefore the Company terminated the Merger Agreement as of November 27, 2019. There were no termination penalties incurred or payable by the Company in connection with the termination.

NOTE 23 – SUBSEQUENT EVENTS

On January 27, 2020, a market maker filed a Form 211 Application with the Financial Industry Regulatory Authority ("FINRA") to request permission to quote and trade the securities of CEN Biotech, Inc. on OTC Markets. However, there can be no assurance that FINRA will approve our Form 211 Application. As of April 14, 2020, the application has not been approved.

On March 16, 2020, the Company entered into an amendment to the Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. The new expiration date is December 31, 2021.

The outbreak of a novel coronavirus (COVID-19), which the World Health Organization declared in March 2020 to be a pandemic, continues to spread throughout the United States of America and the globe. Many State Governors issued temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. The extent of the ultimate impact of the pandemic on the Company's operational and financial performance will depend on various developments, including the duration and spread of the outbreak, and its impact on potential customers, employees, and vendors, all of which cannot be reasonably predicted at this time. While management reasonably expects the COVID-19 outbreak to negatively impact the Company's financial condition, operating results, and timing and amounts of cash flows, the related financial consequences and duration are highly uncertain.

Since December 31, 2019, the Company has issued 4 new convertible notes totaling $208,000 convertible to 130,000 common shares.