Form 10-Q
period 2020-03-31
CEN BIOTECH INC
filed 2020-06-12
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of June 12, 2020, there were 27,253,363, shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

EXPLANATORY NOTE

As disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2020 by CEN Biotech, Inc. (the “Company”), on March 4, 2020, the SEC issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as amended by Release No. 34-88465 issued on March 25, 2020 (as amended, the “Order”).  The Company is relying on the Order and was unable to file this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Quarterly Report”) on a timely basis due to the outbreak of, and local, state and federal governmental responses to, the novel coronavirus pandemic (“COVID-19”).  The Company’s operations have experienced disruptions due to the circumstances surrounding COVID-19 including, but not limited to, suggested and mandated social distancing and stay home orders. These mandates and the resulting office closure have severely limited access to the Company’s facilities by the Company’s financial reporting and accounting staff involved in the preparation of the Quarterly Report and impacted the Company’s ability to fulfill required preparation and review processes and procedures with respect to the Quarterly Report. In light of the impact of the factors described above, the Company was unable to compile and review certain information necessary to permit the Company to timely file the Quarterly Report by May 15, 2020, the original filing deadline, without unreasonable effort and expense. This Quarterly Report on Form 10-Q is being filed in reliance on the SEC Order.

ITEM 4	MINE SAFETY DISCLOSURE	32

ITEM 5	OTHER INFORMATION	32

ITEM 6	EXHIBITS	32

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

Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Although we believe that our assumptions underlying such forward-looking statements are reasonable, we do not guarantee our future performance, and our actual results may differ materially from those contemplated by these forward-looking statements. Our assumptions used for the purposes of the forward-looking statements made in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development of our lines of business and any products that we may manufacture or sell and our ability to raise additional funding sufficient to implement our strategy, as well as assumptions regarding Canadian and U.S. laws regarding the consumer or retail sale of hemp products and accessories and the manufacture and distribution of such products and accessories, including zoning and banking regulations. We also assume that we will be able to raise additional capital to fund our operations while we develop a line of business to generate net revenues. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. In light of these numerous risks and uncertainties, we cannot provide any assurance that the results and events contemplated by our forward-looking statements contained in this quarterly report will in fact transpire. These forward-looking statements are not guarantees of future performance. You are cautioned to not place undue reliance on these forward-looking statements. Except as required by applicable laws, we do not undertake any obligation to update or revise any forward-looking statements.

 PART I

ITEM 1.	FINANCIAL STATEMENTS

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$1,544	$3,757

Property, plant and improvements
Property and equipment, net	143,529	148,125
Other assets
Operating lease right-of-use assets	199,060	229,284
Other receivable	426,164	424,110
Note receivable - related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC - related party	1,065,328	1,065,328
Intangible assets, net	5,274,756	5,380,959

Total assets	$7,155,240	$7,296,422

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$185,700	$181,266
Accounts payable – related parties	8,347	-
Loans payable	10,096,386	10,121,411
Loans payable – related parties	1,359,439	1,362,600
Convertible notes payable	5,492,639	5,185,412
Convertible notes payable- related parties	2,538,681	2,538,681
Accrued interest	10,336,981	9,585,055
Accrued interest – related parties	1,360,018	1,274,899
Operating lease liabilities	41,434	44,361
Accrued expenses	605,923	574,723

Total current liabilities	32,025,548	30,868,408

Operating lease liabilities, less current portion	158,036	184,263
Patent acquisition liability	720,000	720,000
Convertible notes, less current portion	837,880	1,038,913
Convertible notes - related parties, less current portion	20,000	20,000

Total liabilities	33,761,464	32,831,584

Shareholders’ deficit
Common stock; unlimited authorized shares; 26,998,363 issued and outstanding and 26,953,363 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively. No par value.	-	-
Additional paid-in capital	16,004,060	15,775,010
Accumulated deficit	(42,610,284)	(41,310,172)
Total shareholders’ deficit	(26,606,224)	(25,535,162)

Total liabilities and shareholders’ deficit	$7,155,240	$7,296,422

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2020	2019
Operating expenses
Consulting fees	$77	$18,942
Consulting fees – related parties	31,200	31,200
Stock based compensation	196,650	167,400
General and administrative	302,823	187,685

Total operating expenses	530,750	405,227

Loss from operations	(530,750)	(405,227)

Other income (expense)
Interest expense	(794,680)	(701,888)
Interest expense – related parties	(105,451)	(113,213)
Interest income	2,059	2,045
Foreign exchange gain (loss)	128,710	(24,494)

Other expense, net	(769,362)	(837,550)

Net loss	$(1,300,112)	$(1,242,777)

Net loss per share:
Basic and diluted	$(0.05)	$(0.05)

Weighted average number of shares outstanding
Basic and diluted	26,976,110	25,495,863

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited)

		Common	Additional		Total
	Common	Shares	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances, January 1, 2019	25,473,363	$-	$14,393,660	$(35,655,053)	$(21,261,393)

Stock-based compensation	-	-	167,400	-	167,400

Issuance of common stock – interest shares	45,000	-	45,450	-	45,450

Net loss	-	-	-	(1,242,777)	(1,242,777)

Balances, March 31, 2019	25,518,363	$-	$14,606,510	$(36,897,830)	$(22,291,320)

Balances, January 1, 2020	26,953,363	$-	$15,775,010	$(41,310,172)	$(25,535,162)

Stock-based compensation	-	-	196,650	-	196,650

Issuance of common stock – interest shares	45,000	-	32,400	-	32,400

Net loss	-	-	-	(1,300,112)	(1,300,112)

Balances, March 31, 2020	26,998,363	$-	$16,004,060	$(42,610,284)	$(26,606,224)

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,300,112)	$(1,242,777)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,596	4,596
Amortization	106,203	106,203
Lease expense	1,070	411
Stock-based compensation – employees	196,650	167,400
Non-cash interest expense	794,680	701,885
Non-cash interest expense – related parties	105,451	113,214
Foreign exchange (gain) loss	(128,710)	24,494
Changes in operating assets and liabilities which (used) provided cash
Other receivable	(2,054)	1,001
Accounts payable	2,466	(957)
Accounts payable – related parties	8,347	-
Accrued expenses	31,200	44,055

Net cash used in operating activities	(180,213)	(80,475)

Cash flows used in investing activities
Advances to CEN Biotech Ukraine LLC	-	(30,000)

Cash flows provided by financing activities
Issuance of convertible notes	178,000	147,034

Net (decrease) increase in cash and cash equivalents	(2,213)	36,559

Cash and cash equivalents, beginning of period	3,757	3,193

Cash and cash equivalents, end of period	$1,544	$39,752

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(All amounts are in US dollars unless otherwise stated.)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the condensed consolidated financial statements of the Company for the year ended December 31, 2019 and notes thereto.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For the three-months ended March 31, 2020 and 2019, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

Share Purchase Agreement

On May 19, 2020 AstralENERGY Solar Manufacturing Corporation, LTD and the Company entered into a Termination and Release Agreement (the “Termination Agreement”) pursuant to which they mutually terminated the Share Purchase Agreement they previously entered into on July 31, 2018. No compensation was paid by either party pursuant to the Termination Agreement and each party agreed that as of the date of entry into the Termination Agreement, that neither party shall have any rights or obligations with respect to the Share Purchase Agreement.

FINRA Filing

On January 27, 2020, a market maker filed a Form 211 Application with the Financial Industry Regulatory Authority ("FINRA") to request permission to quote and trade the securities of CEN Biotech, Inc. on OTC Markets. However, there can be no assurance that FINRA will approve the Form 211 Application. As of June 12, 2020, the application has not been approved.

Recently Adopted Accounting Pronouncements

No pronouncements were adopted by the Company during the quarter ended March 31, 2020.

Recent Accounting Pronouncements Not Yet Adopted

No upcoming pronouncements are noted that will materially impact the Company.

NOTE 2 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $42,610,284 at March 31, 2020 and had no committed source of additional debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 6, 7, 8, and 9. The Company will continue to raise additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. The COVID-19 pandemic has hindered the Company’s ability to raise capital. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

NOTE 3 – PROPERTY, PLANT AND IMPROVEMENTS, NET

Property and equipment, net consists of the following as of:

	March 31, 2020	December 31, 2019
Leasehold improvements	$166,163	$166,163
Furniture and equipment	17,668	17,668
Accumulated depreciation	(40,302)	(35,706)

Net property, plant and improvements	$143,529	$148,125

Depreciation expense was $4,596 for each of the three-months ended March 31, 2020 and 2019, respectively.

NOTE 4 – ADVANCES TO CEN BIOTECH UKRAINE

At both March 31, 2020 and December 31, 2019, the Company had advances of $1,065,328 to CEN Biotech Ukraine, LLC, a related party, (see Note 12). The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC.

Bahige (Bill) Chaaban, our Interim Chief Executive Officer and member of our Board of Directors, and Usamakh Saadikh, a member of our Board of Directors, each directly own 25.5% of CEN Ukraine respectively. The remaining 49% of CEN Ukraine is owned by XN Pharma, which is an entity jointly owned by Bahige (Bill) Chaaban and Usamakh Saadikh. Bahige (Bill) Chaaban and Usamakh Saadikh do not currently hold any positions with CEN Ukraine. CEN Ukraine is operated and controlled by its sole director. Pursuant to Ukrainian law, shareholders of a company do not have the ability to control the company or the actions of its director. CEN Ukraine is operated under the direction of its management per the guidelines of Ukrainian law. These loans are unsecured, non-interest bearing, and are due on demand.

NOTE 5 – INTANGIBLE ASSETS

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

In March 2018, the Tesla agreement was amended to replace the $5 million stock consideration commitment with a commitment to issue one million registered shares of CEN common stock with a closing date of September 30, 2018. On October 4, 2018, this agreement was amended to extend the closing date to December 15, 2018. On April 3, 2019, the Company entered into an amendment which extended the closing date of the agreement to December 31, 2019. On March 16, 2020 the Company entered into an amendment extending the closing date until December 31, 2021.The March 2018 modification of the agreement converted a fixed value of shares to a fixed number of shares. Accordingly, the liability was reduced and additional paid in capital was increased by $4,380,000 to reflect the fair value of the shares committed at the date of the amendment. As of both March 31, 2020 and December 31, 2019, the fair value of this liability was $720,000. This liability will be remeasured at each reporting date using the current fair value of CEN’s common shares.

The Company intends to explore using the patented LED Lighting Technology across manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired, other than the patent, included certain machinery and raw materials, which were old and non-functioning and accordingly, had no fair value.

The intangible asset consists of the following:

	March 31, 2020	December 31, 2019

Lighting patent	$6,797,000	$6,797,000
Accumulated amortization	(1,522,244)	(1,416,041)

Net	$5,274,756	$5,380,959

As of March 31, 2020 and December 31, 2019, there is no impairment expense recognized based on the Company’s expectations that it will be able to monetize the patent. The lighting patent is being amortized straight-line over 16 years. Expected amortization expense is $424,812 per year through 2031, with the remaining $283,215 to be amortized in 2032.

NOTE 6 – LOANS PAYABLE

Loans payable consist of the following:

	March 31, 2020	December 31, 2019
Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note is secured by the Company's equipment.	$9,675,000	$9,675,000

Mortgage payable in default to ARG & Pals, Inc., for the original amount of CAD 385,000. The mortgage bears interest at 22% per annum, and matured on November 21, 2018.	271,386	296,411

Loan payable in default to an individual, issued January 17, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan which matured on January 16, 2020.	50,000	50,000

Loan payable in default to an individual, issued April 13, 2018, with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan which matured on January 16, 2020.	100,000	100,000

Total loans payable (all current)	$10,096,386	$10,121,411

We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $9,000. The remainder of our debt that is in default is not secured.

During each of the three-month periods ended March 31, 2020 and 2019, 18,000 common shares were issued to individuals for loans made to CEN. Accordingly, during the three-month periods ended March 31, 2020 and 2019, $12,960 and $18,180 in interest expense and additional paid-in capital was recorded, respectively.

NOTE 7 – LOANS PAYABLE- RELATED PARTY

Loans payable - related party consists of the following:

	March 31, 2020	December 31, 2019
Loans payable in default to the spouse of Bill Chaaban, President of CEN, for the original amounts of CAD 48,630 and USD $198,660, bear interest at 10% per annum. These are unsecured loans that matured on December 31, 2018.	$232,939	$236,100

Loans payable in default to a former director of Creative, former parent company, bear interest at 10% per annum. This are unsecured loans that matured on December 31, 2018.	601,500	601,500

Loan payable in default to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the President of CEN, bearing interest at 8% per annum. This is an unsecured loan that matured on October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loan payable in default to the spouse of Joseph Byrne, a 5% shareholder and former CEO of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan that matures on June 16, 2020.	100,000	100,000

Loan payable in default to Alex Tarrabain, a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan that matures on June 16, 2020.	75,000	75,000

Loan payable in default to Joseph Byrne, a 5% shareholder and former CEO of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan that matures on June 16, 2020.	50,000	50,000

Total loans payable - related party	1,359,439	1,362,600
Less: current portion	1,359,439	1,362,600

Long-term portion loans payable - related party	$-	$-

Attributable related party accrued interest was $486,034 and $460,784 as of March 31, 2020 and December 31, 2019, respectively. Interest expense attributable to related party loans was $45,582 and $26,814 for the three-months ended March 31, 2020 and 2019, respectively.

During both three-month periods ended March 31, 2020 and 2019, 27,000 common shares were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during the three-month periods ended March 31, 2020 and 2019, $19,440 and $27,270 in related party interest expense and additional paid-in capital was recorded, respectively.

NOTE 8 – CONVERTIBLE NOTES

Convertible notes payable consists of the following:

	March 31, 2020	December 31, 2019
Convertible note payable, due on demand, for the original amount of CAD 1,104,713, bearing interest at 7% per annum with conversion rights for 335,833 common shares.	$778,712	$850,519

Convertible notes payable to multiple private investors, including certain notes in default, bearing interest at 5% per annum with conversion rights for 3,444,990 common shares, maturing at various dates between May 2018 and November 2021.	5,551,807	5,373,806

Total convertible notes payable	6,330,519	6,224,325
Less current portion	5,492,639	5,185,412
Convertible notes payable, less current portion	$837,880	$1,038,913

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 3,780,823 common shares.

As of June 12, 2020, we are currently in default of $3,412,205 of convertible notes payable, which are convertible into 2,107,963 shares of common stock.

NOTE 9 – CONVERTIBLE NOTES - RELATED PARTY

Convertible notes - related party consists of the following at:

	March 31, 2020	December 31, 2019
Convertible note due to the spouse of Bill Chaaban, President of CEN, which bears an interest at 12% per annum. This note is convertible to 867,576 common shares with a maturity date of August 17, 2020.	$1,388,122	$1,388,122

Convertible notes in default due to Harold Aubrey de Lavenu, a Director of CEN, bearing interest at 5% per annum. These notes are convertible to 548,980 common shares and matured on March 31, 2019.	878,368	878,368

Convertible note in default due to Alex Tarrabain, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 30,000 common shares and matured on March 31, 2019.	48,000	48,000

Convertible notes due to Joseph Byrne, CEO of CEN, bearing interest at 12% per annum. This note is convertible to 140,120 common shares with a maturity date of August 17, 2020.	224,191	224,191

Convertible note due to Darren Ferris, brother of Ameen Ferris, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 12,500 common shares with a maturity date of June 19, 2021.	20,000	20,000

Total convertible notes payable - related party	2,558,681	2,558,681
Less current portion	2,538,681	2,538,681

Convertible notes payable - related party, less current portion	$20,000	$20,000

Attributable related party accrued interest was $873,984 and $814,115 as of March 31, 2020 and December 31, 2019, respectively. Interest expense attributable to related party convertible notes was $59,869, and $59,129 for the three months ended March 31, 2020 and 2019, respectively.

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 1,599,176 common shares.

As of June 12, 2020, we are currently in default of $926,368 of convertible notes payable, which are convertible into 578,980 shares of common stock.

NOTE 10 – INCOME TAXES

A reconciliation of the effective tax rate of the income tax benefit and the statutory income tax rates applied to the loss before income taxes is as follows for the three-months ended March 31:

	2020	2019

Income tax benefit at Canadian statutory rate	26.5%	26.5%
Valuation allowance	(26.5% )	(26.5% )

Effective income tax rate	0%	0%

As of March 31, 2020, the Company has net operating loss carry forwards of approximately $26,200,000 that may be available to reduce future years’ taxable income. Such carry forwards typically expire after 20 years. The Company currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, because the Company believes that it is more likely than not that the carryforwards will expire unused and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the period ended March 31, 2020 and the year ended December 31, 2019:

	March 31, 2020	December 31, 2 019

Deferred tax asset - net operating losses	$6,900,000	$6,800,000
Deferred tax asset valuation allowance	(6,900,000)	(6,800,000)

Net deferred tax asset	$-	$-

The change in the valuation allowance amounted to $100,000 and $300,000 for the three-months ended March 31, 2020 and 2019, respectively. All other temporary differences are immaterial both individually and in the aggregate to the condensed consolidated financial statements.

Company management analyzes its income tax filing positions in Canadian federal and provincial jurisdictions where it is required to file income tax returns, for all open tax years in these jurisdictions, to identify potential uncertain tax positions. As of March 31, 2020, there are no uncertain income tax positions taken or expected to be taken that would require recognition of a liability or disclosure in the condensed consolidated financial statements. The Company is subject to routing audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Generally, the Company is no longer subject to income tax examinations for years prior to 2016.

NOTE 11 – SHAREHOLDERS’ DEFICIT / STOCK ACTIVITY

The Company is authorized to issue an unlimited number of common shares and an unlimited number of special voting shares. Common shares have no stated par value.

As of March 31, 2020, 5,379,999 shares of common stock are committed to the holders of the convertible notes.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company has received loans from several related parties, as described above in Notes 7 and 9.

There are advances of $1,065,328 to CEN Ukraine as of both March 31, 2020 and December 31, 2019, which such advances were made for the purpose of funding the operations of CEN Ukraine as summarized in Note 4. CEN Ukraine was founded by Bill Chaaban. Prior to December 3, 2017, Bill Chaaban directly owned 51% of CEN Ukraine. CEN Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Ukraine. On December 14, 2017, the Company entered into a controlling interest purchase agreement with Bill Chaaban, our interim Chief Executive Officer and member of our board of directors, and another shareholder of CEN Ukraine, Usamakh Saadikh, a member of our board of directors, for 51% of the outstanding equity interests of CEN Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of June 12, 2020, as the Company needs to raise additional funds in order to proceed with the closing. Bahige (Bill) Chaaban, our Interim Chief Executive Officer and member of our Board of Directors, and Usamakh Saadikh, a member of our Board of Directors, each directly own 25.5% of CEN Ukraine respectively. The remaining 49% of CEN Ukraine is owned by XN Pharma, which is an entity jointly owned by Bahige (Bill) Chaaban and Usamakh Saadikh. Bahige (Bill) Chaaban and Usamakh Saadikh do not currently hold any positions with CEN Ukraine. CEN Ukraine is operated and controlled by its sole director. Pursuant to Ukrainian law, shareholders of a company do not have the ability to control the company or the actions of its director. CEN Ukraine is operated under the direction of its management per the guidelines of Ukrainian law.

On July 12, 2017, the Company’s Shareholders elected individuals to serve as Directors on the Board. These individuals hold long-term convertible notes payable issued prior to the election. All notes payable bear interest at 5% per annum and are convertible to common shares with various maturity dates. They became related parties when they were elected.

As of March 31, 2020, the Company owed Joseph Byrne, a 5% shareholder and former CEO of the Company, $8,347 for a short-term advance received.

During both of the three-months ended March 31, 2020 and 2019, the Company incurred payroll and consulting expenses of $31,200 with certain Board Members and Officers. As of March 31, 2020 and December 31, 2019, $295,100 and $263,900, respectively, was payable to these related parties for payroll and consulting charges, which are included within accrued expenses.

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments beginning in 2017 through 2026. No payments have been received as of March 31, 2020, however, management expects this balance to be collectible.

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

Jamaal Shaban (“Lessor”), cousin of Bill Chaaban, leased the 20 North Rear Road property to the Company under an agreement effective January 2017 for monthly rental payments of CAD 4,000 plus taxes for a period of five years. The lease has been accounted for as an operating lease. As of March 31, 2020 and December 31, 2019, the operating right of use asset was $55,451 and $68,547, respectively, and the associated liability was $52,632 and $65,467, respectively, utilizing an 8% discount rate. During the three-months ended March 31, 2020 and 2019, lease expenses of $8,719 and $5,986, respectively, related to this agreement were recognized within general and administrative expenses. This lease was assigned by the Lessor to Jamsyl Group, a third-party, when Jamsyl Group purchased the property from Jamaal Shaban in October 2019.

The Company also leases office space in Windsor, Ontario from R&D Labs Canada, Inc., whose president is Bill Chaaban. This lease was subsequently assigned to RN Holdings Ltd, a third-party, on May 8, 2019 when RN holdings purchased the building. Under the lease agreement effective October 1, 2017, monthly rents of CAD 2,608 are due through September 2022, at which point monthly rents of CAD 3,390 are due. As of March 31, 2020 and December 31, 2019, the operating right of use asset was $143,609 and $160,737, respectively, and the associated liability was $146,838 and $163,157, respectively, utilizing an 8% discount rate. During the three-months ended March 31, 2020 and 2019, lease expenses of $6,325 and $4,978, respectively, related to this agreement were recognized within general and administrative expenses.

Maturities of operating lease liabilities at March 31, 2020 were as follows:

Amount
2020	$55,896
2021	47,437
2022	25,368
2023	28,676
2024	28,676
Thereafter	71,690

Total lease payments	$257,743
Less imputed interest	58,273
Present value of lease liabilities	$199,470

NOTE 13 – STOCK BASED COMPENSATION

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

Equity Compensation Grants

On November 30, 2017, the Company granted a one-time equity award (“Equity Award”) of 20,000 restricted shares of the Company’s common stock pursuant to a Restricted Stock Agreement, to each of the following executives and directors of the Company: Bahige “Bill” Chaaban, Chairman of the Board and President of the Company; Joseph Byrne, Chief Executive Officer and Director (through November 13, 2019); Richard Boswell, Senior Executive Vice President, Chief Financial Officer (through May 20, 2019) and Director; Brian Payne, Vice President and Director; Donald Strilchuck, Director; Harold Aubrey de Lavenu, Director; Alex Tarrabain, Chief Financial Officer (effective May 21, 2019) and Director; and Ameen Ferris, Director. The Equity Awards vested immediately.

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

●

Under the Employment Agreement with Joseph Byrne, Chief Executive Officer of the Company, Mr. Byrne will receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 shares of restricted stock of the Company, of which 325,000 vested immediately and the remaining vesting ratably each month over the next 36 months until November 2020. Effective November 13, 2019, Mr. Byrne resigned and left the Company, at which point additional vesting and salary accruals ceased. As of April 2, 2020, the accrued salaries owed to Joe Byrne, which amounted to $58,500 as of March 31, 2020, were settled through keeping his previously issued 337,500 restricted shares that had not vested.

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

Restricted Stock Awards

The total grant-date fair value of the restricted shares noted in the employment agreements and equity compensation grants sections above was $12,734,241 as of both March 31, 2020 and December 31, 2019. No restricted shares were awarded during the three-month periods ended March 31, 2020 or 2019. The grant-date fair value is calculated utilizing an enterprise valuation model as of the date the awards are granted. With the exception of immediately vesting portions of awards, shares typically vest pro-rata over the requisite service period, which is generally three years from the grant-date. Non-vested restricted stock awards participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

During both of the three-month periods ended March 31, 2020 and 2019, 337,500 of these shares vested. The fair value of the restricted stock which vested amounted to $238,500 and $209,250 for the three-months ended March 31, 2020 and 2019, respectively.

Compensation expense recognized in connection with the restricted stock awards was $196,650 and $167,400 for the three-months ended March 31, 2020 and 2019, respectively.

Non-vested restricted stock award activity for the three-months ended March 31, 2020 and 2019 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term (Years)
Non-vested at January 1, 2019	2,612,500	$0.62	2.00
Granted	-	-	-
Vested	(337,500)	0.62	-
Forfeited	-	-	-
Non-vested at March 31, 2019	2,275,000	$0.62	1.75

Non-vested at January 1, 2020	2,025,000	$0.76	1.54
Granted	-	-	-
Vested	(337,500)	0.71	-
Forfeited	-	-	-
Non-vested at March 31, 2020	1,687,500	$0.77	1.33

The fair value of the restricted stock grants was based on the valuation of a third-party specialist. Unrecognized compensation expense related to restricted stock amounted to approximately $978,900 as of March 31, 2020. This expense will be recognized over vesting period of the respective awards.

As of March 31, 2020, unrecognized compensation expense totaled $978,900, which will be recognized on a straight-line basis over the vesting period or requisite service period through May 2022.

NOTE 14 – NET LOSS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of March 31, 2020 and 2019. Common stock equivalents that were excluded for the three-month periods ended March 31, 2020 and 2019 are as follows:

	Three-months Ended March 31,
	2020	2019
Convertible debt	5,338,973	4,628,234

NOTE 15 – CONTINGENCY

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

NOTE 16 – FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At March 31, 2020:
Cash and cash equivalents	$1,544	$-	$1,544	$-	$1,544
Other receivables	$426,164	$-	$-	$426,164	$426,164
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech
Ukraine, LLC - related party	$1,065,328	$-	$-	$1,065,328	$1,065,328
Loans payable	$10,096,386	$-	$-	$10,096,386	$10,096,386
Loans payable – related parties	$1,359,439	$-	$-	$-	$-
Patent acquisition liability	$720,000	$-	$-	$720,000	$720,000
Convertible notes payable	$6,330,519	$-	$-	$7,090,083	$7,090,083
Convertible notes payable – related parties	$2,558,681	$-	$-	$-	$-

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2019:
Cash and cash equivalents	$3,757	$-	$3,757	$-	$3,757
Other receivables	$424,110	$-	$-	$424,110	$424,110
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech
Ukraine, LLC - related party	$1,065,328	$-	$-	$1,065,328	$1,065,328
Loans payable	$10,121,411	$-	$-	$10,121,411	$10,121,411
Loans payable – related parties	$1,362,600	$-	$-	$-	$-
Patent acquisition liability	$720,000	$-	$-	$720,000	$720,000
Convertible notes payable	$6,224,325	$-	$-	$6,918,486	$6,918,486
Convertible notes payable – related parties	$2,558,681	$-	$-	$-	$-

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

NOTE 17 - SUBSEQUENT EVENTS

On April 17, 2020 the Company entered into three consulting agreements to add additional skill sets to its planning efforts. The compensation for these engagements is equity based and totals 225,000 of common shares.

On May 19, 2020 AstralENERGY Solar Manufacturing Corporation, LTD and the Company entered into a Termination and Release Agreement (the “Termination Agreement”) pursuant to which they mutually terminated the Share Purchase Agreement they previously entered into on July 31, 2018. No compensation was paid by either party pursuant to the Termination Agreement and each party agreed that as of the date of entry into the Termination Agreement, that neither party shall have any rights or obligations with respect to the Share Purchase Agreement.

On April 29, 2020, Clear Com Media, Inc. repaid 110,000 CAD of their outstanding line of credit owed to the Company, which is included within other receivable in the condensed consolidated balance sheets.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the Notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Special Note Regarding Forward-Looking Statements. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Background and Overview

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

Prior to the Spin-Off Distribution, CEN initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its then planned comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its planned state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario. On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. On February 1, 2016 the Company commenced legal action against the Attorney General of Canada in the Ontario Superior Court of Justice for damages for detrimental reliance, economic loss, and prejudgment and post judgment interest, costs of the proceeding and other relief that the court may seem just. As of June 12, 2020 the action in the Ontario Superior Court of Justice is still ongoing. We are currently in the discovery phase in our lawsuit with Health Canada. We have requested to depose a senior level Health Canada employee who spearheaded the medical marijuana program. After evaluating this action, the Company decided to not pursue the development of its medical marijuana business in Canada and instead to seek to develop and pursue other businesses including Light Emitting Diode (“LED”) lighting and hemp-based industrial, medical and food products that have a tetrahydrocannabinol (“THC”) that is below 0.3%.

We are currently focused on the manufacturing, production and development of LED lighting technology and hemp-based products. The Company intends to continue to explore the usage of hemp, which it now intends to cultivate for usage in industrial, medical and food products.

Our principal office is located at 7405 Tecumseh Road East Suite 300, Windsor, Ontario, Canada, N8T 1G2 and our phone number is (519) 419-4958. Our corporate website is located at http://www.cenbiotechinc.com. The information contained on or connected to our website is not part of this report and is not incorporated herein.

We have not yet generated any revenues, and at present we are not able to estimate if or when we will be able to generate any revenues. Our consolidated financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, management, as well as our auditors, have determined there is substantial doubt about our ability to continue as a going concern.

At both March 31, 2020 and December 31, 2019, the Company had advances of $1,065,328 to CEN Biotech Ukraine, LLC, a related party, (see Note 12). The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC.  These advances were substantially used as follows:

●	Approximately $225,000 to operate its office in Kiev;
●	Approximately $415,328 to employ several workers;
●	Approximately $350,000 for performing multiple test crops; and
●	Approximately $75,000 for oil processing activities.

Plan of Operations

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $100,000 for a total of $1,200,000 for the maximum of 12 months. We have relied and will continue to rely on capital raised from third parties to fund our operating expenses during the following 12 months.

In order to complete our plan of operations, we estimate that $6,200,000 in funds will be required. The source of such funds is anticipated to be from capital raised from third parties. If we fail to generate $6,200,000 of funds from capital raised, we may not be able to fully carry out our plan of operations.

Generally, the funds are planned to be invested as follows: $2.3 million in hemp activities, $2.5 million in LED lighting manufacturing, $200,000 to obtain quotation on OTCQB and $1.2 million in general operating costs. There can be no assurance that the Company will be able to raise the foregoing funds or proceed as planned.

We hope to reach the following milestones in the next 12 months:

●	August 2020 – The Company intends to obtain quotation on OTCQB and we estimate the costs of this to be $200,000.

●	October 2020 – The Company intends to close on its contract with CEN Ukraine and we estimate the costs of this to be $300,000.

●	January 2021 to December 2024 – The Company intends to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products through CEN Ukraine as follows:

	●	Secure lease of processing facility expected to take place in January, 2021 and we estimate the costs of this to be $400,000 annually.

	●	Purchase of seeds for production crop expected to take place in March, 2021 and we estimate the costs of this to be $100,000 annually.

	●	Hire farming and production staff expected to take place in March, 2021 and we estimate the costs of this to be $600,000 annually.

	●	Rent farming equipment, purchase fuel, irrigation, and nutrients expected to take place in March, 2021 and we estimate the costs of this to be $600,000 annually.

	●	Market, package and ship product expected to take place in July, 2021 and we estimate the costs of this to be $300,000 annually.

●	December 2020 – The Company intends to close on its contract with Tesla Digital, Inc. regarding the LED Lighting patent and we estimate the costs of this to be $300,000.

●

January 2021 to December 2024 – The Company intends to explore using the LED Lighting across manufacturing operations and licensing opportunities across multiple industries such as the horticultural industry, as well as the automotive, industrial and commercial lighting industries as follows:

	●	Lease production facility expected to take place in January 2021 and we estimate the costs of this to be $400,000 annually.

	●	Lease equipment expected to take place in March, 2021 and we estimate the costs of this to be $400,000 annually.

	●	Hire staff expected to take place in March, 2021 and we estimate the costs of this to be $600,000 annually.

	●	Initial raw materials expected to take place in April, 2021 and we estimate the costs of this to be $500,000 one time.

	●	Marketing and delivery expected to take place in September, 2021 and we estimate the costs of this to be $300,000 annually.

Achievement of the milestones will depend highly on our funds and the availability of those funds. There can be no assurance that we will be able to successfully complete such milestones

Recent Developments

On January 27, 2020, a market maker filed a Form 211 Application with the Financial Industry Regulatory Authority ("FINRA") to request permission to quote and trade the securities of CEN Biotech, Inc. on OTC Markets. However, there can be no assurance that FINRA will approve the Form 211 Application. As of June 12, 2020, the application has not been approved. There is no assurance that an active trading market for our shares will develop or will be sustained if developed.

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

On May 19, 2020 AstralENERGY Solar Manufacturing Corporation, LTD and the Company entered into a Termination and Release Agreement (the “Termination Agreement”) pursuant to which they mutually terminated the Share Purchase Agreement they previously entered into on July 31, 2018. No compensation was paid by either party pursuant to the Termination Agreement and each party agreed that as of the date of entry into the Termination Agreement, that neither party shall have any rights or obligations with respect to the Share Purchase Agreement.

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

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $42,610,284 at March 31, 2020 and had no committed source of debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including a note that is in default and is secured by the Company’s equipment and certain unsecured convertible notes payable. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

Results of Operations for the Three-Months Ended March 31, 2020 and 2019:

The following tables reflect our operating results for the three-months ended March 31, 2020 and 2019, respectively:

	Three-months ended
Operating Summary	March 31, 2020	March 31, 2019	Change
Revenues, net	$-	$-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses	530,750	405,227	(31.0%)
Loss from Operations	530,750	405,227	(31.0%
Other Expense	769,362	837,550	8.1%
Net Loss	$1,300,112	$1,242,777	(4.6%)

Revenue

We have not recognized revenue during the three-months ended March 31, 2020 and 2019, as we have not commenced revenue generating operations to date.

Operating Expenses

During the three months ended March 31, 2020, our operating expenses were $530,750 compared to $405,227 during the three months ended March 31, 2019. During the three months ended March 31, 2020, our operating expenses were comprised of salary and consulting fees of $31,277, stock-based compensation expense of $196,650, and general and administrative expenses of $302,823. By comparison, during the three months ended March 31, 2019, our operating expenses were comprised of salary and consulting fees of $50,142, stock-based compensation expense of $167,400, and general and administrative expenses of $187,685. Expenses incurred during the three months ended March 31, 2020 compared to three months ended March 31, 2019 increased primarily due to increases in general and administrative expenses related to stock-based compensation, travel, legal, and other professional fees.

Other Income and Expense Items

During the three months ended March 31, 2020, our other expense, net was $769,362 compared to $837,550 during the three months ended March 31, 2019. During the three months ended March 31, 2020, our other income and expense items were comprised of interest expense of $900,131, interest income of $2,059, and foreign exchange gain of $128,710. By comparison, during the three months ended March 31, 2019, our other income and expense items were comprised of interest expense of $815,101, interest income of $2,045, and foreign exchange loss of $24,494. The decrease during the period is due to an increase in interest expense on additional notes and loans issued to fund operations which was offset by a favorable change in exchange rates.

Income Taxes

As of March 31, 2020, the Company has net operating loss carryforwards of approximately $26,200,000 that may be available to reduce future years’ taxable income. As of March 31, 2020, the Company has a deferred tax asset of approximately $6,900,000 which has been completely offset by a valuation allowance. The Company believes that it is more likely than not that the carryforwards will expire unused as the Company has not been able to commence revenue generating activities to date.

Net Loss

Our net loss during the three months ended March 31, 2020 was $1,300,112 compared to a net loss of $1,242,777 during the three months ended March 31, 2019 due to the factors discussed above.

 Liquidity and Capital Resources

As of March 31, 2020 and December 31, 2019, our liquid assets consisted of cash of $1,544 and $3,757, respectively.

As of March 31, 2020, our indebtedness includes a patent acquisition liability of $720,000, accrued interest of $10,336,981, accrued interest to related parties of $1,360,018, as well as loans payable, loans payable to related parties, convertible notes and convertible notes to related parties totaling $20,345,025, with maturity dates as outlined below. The convertible notes are due 2 years from issuance with notes maturing in 2018 through 2021. We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $9,000. As of June 12, 2020 we are currently in default of $5,744,399 of unsecured debt. We expect our operating and administrative expenses to be at least $1,200,000 annually.

Description	Maturity Date	Amount
Loan Payable	6/30/2016	$9,675,000
Loan Payable	11/21/2018	271,386
Loan Payable – Related Party	12/31/2018	834,439
Loan Payable – Related Party	10/2/2019	300,000
Loan Payable – Share Interest	6/16/2020	150,000
Loan Payable – Share Interest – Related Party	6/16/2020	225,000
Convertible Notes	On Demand	778,712
Convertible Notes	Q2 2018	14,000
Convertible Notes	Q4 2018	68,000
Convertible Notes	Q1 2019	1,046,287
Convertible Notes	Q2 2019	405,000
Convertible Notes	Q3 2019	791,017
Convertible Notes	Q4 2019	457,701
Convertible Notes	Q1 2020	575,800
Convertible Notes	Q2 2020	117,000
Convertible Notes	Q3 2020	514,264
Convertible Notes	Q4 2020	345,824
Convertible Notes	Q1 2021	379,034
Convertible Notes	Q2 2021	332,000
Convertible Notes	Q3 2021	156,520
Convertible Notes	Q4 2021	349,360
Convertible Notes Related Party	Q1 2019	926,368
Convertible Notes Related Party	Q3 2020	1,612,313
Convertible Notes Related Party	Q2 2021	20,000

Total		$20,345,025

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Three-months ended March 31, 2020 and 2019

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the three months ended March 31, 2020, we used $180,213 in operating activities compared to $80,475 used in operating activities during the three months ended March 31, 2019. The increase in the use of operating cash between the two periods related primarily to an increase in our overall net loss driven by increased levels of interest and stock-based compensation expenses as offset by a favorable change in exchange rates.

 Cash Flows from Investing Activities

Our use of cash flow for investing activities during the three months ended March 31, 2020 was $0 compared to $30,000 during the three months ended March 31, 2019. During the three months ended March 31, 2020, we did not have any cash flows from investing activities. By comparison, during the three months ended March 31, 2019, our use of cash flows for investing activities was comprised of advances to CEN Ukraine of $30,000.

Cash Flows from Financing Activities

During the three months ended March 31, 2020, we received $178,000 through issuance of convertible notes to investors to fund our working capital requirements. During the three months ended March 31, 2019, we received $147,034 through issuance of convertible notes to investors to fund our working capital requirements.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

No pronouncements were adopted by the Company during the quarter ended March 31, 2020.

Recent Accounting Pronouncements Not Yet Adopted

No upcoming pronouncements are noted that will materially impact the Company.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the condensed consolidated financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 1 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure and controls and procedures.

As of March 31, 2020, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, conducted an assessment and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2020.

Management recognized the need for additional resources in the area of accounting and financial reporting controls and procedures. As a result, we have outsourced the accounting and financial reporting oversight roles to a qualified accounting firm with public company reporting expertise.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”). However, in light of the recent coronavirus (COVID-19) pandemic, set forth below is a risk factor relating to COVID-19. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the 2019 10-K.

The COVID-19 pandemic has already begun to adversely affect the Company’s business and the ultimate effect of the COVID-19 pandemic on the Company’s operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. As a result, the Company’s business operations have been limited due to government actions or other restrictions in connection with the COVID-19 pandemic and may also be effected if Company’s personnel is unable to work effectively due to illness, quarantines, or other restrictions in connection with the COVID-19 pandemic. The COVID-19 pandemic has also already hindered the Company’s ability to raise capital. If the COVID-19 pandemic continues for a prolonged period, the Company’s business, financial condition, results of operation and liquidity may be materially and adversely affected. The extent of the ultimate impact of the pandemic on the Company's operational and financial performance will depend on various developments, including the duration and spread of the outbreak, and its impact on potential customers, employees, and vendors, all of which cannot be reasonably predicted at this time. These future developments will also include, but are not limited to, the actions taken by governmental authorities and other third parties in response to the pandemic. Disruptions and/or uncertainties related to the COVID-19 pandemic for a sustained period of time could result in delays or modifications to the Company’s strategic plans and initiatives and hinder the Company’s ability to achieve its goals.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-months ended March 31, 2020, CEN entered into loans and associated extension agreements with various parties. In consideration for such loans and associated extensions, CEN granted various individuals a total aggregate amount of 45,000 unregistered shares of common stock of CEN during the three -months ended March 31, 2020.

The above issuances of shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

During the three-months ended March 31, 2020, we issued $178,000 of convertible notes to investors to fund our working capital requirements. These notes bear interest at 5% per year and are convertible at the option of the holder into 111,250 common shares.

The above issuances of convertible notes were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

              CEN has a payment default with respect to the term loan payable to Global Holdings International, LLC, in the principal amount of $9,675,000 and which bears compound interest at 15% per annum which was due on September 30, 2016. The aggregate amount due under this loan as of June 12, 2020 is approximately $19,800,000. Interest and default interest and related fees currently accrue at approximately $690,000 per quarter. This note is secured by some of the Company's equipment which we value at approximately $9,000.

CEN has a payment default with respect to certain unsecured convertible loans payable to private investors and related parties, in the principal amount of $4,338,573 and which bear interest at 5% per annum which were due prior to June 12, 2020. The aggregate amounts due under these loans as of June 12, 2020, including accrued interest, is approximately $5,008,000. Interest and default interest and related fees currently accrue at approximately $54,000 per quarter.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

3.1

Articles of Incorporation of Cen Biotech, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Commission file number 000-55557) on Form 10 filed with the SEC January 4, 2016.)

3.2	By-Laws of Cen Biotech, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (Commission file number 000-55557) on Form 10 filed with the SEC January 4, 2016.)

10.1	Amendment dated March 16, 2020, to Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, as amended, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*

 ___________________

* Filed herein.

** Furnished herewith.

b.     Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 12, 2020

CEN BIOTECH, INC.

By:	/s/ Bahige Chaaban
Name:	Bahige Chaaban
Title:	Interim Chief Executive Officer (Principal Executive Officer)

Dated: June 12, 2020	/s/ Alex Tarrabain
Name: Alex Tarrabain
Title: Chief Financial Officer (Principal Financial and Accounting Officer)