Form 10-Q
period 2020-06-30
CEN BIOTECH INC
filed 2020-07-31
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of July 31, 2020, there were 27,283,363, shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

ITEM 4	MINE SAFETY DISCLOSURE	33

ITEM 5	OTHER INFORMATION	33

ITEM 6	EXHIBITS	33

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

 PART I

ITEM 1.	FINANCIAL STATEMENTS

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$8,440	$3,757

Property, plant and improvements
Property and equipment, net	138,933	148,125
Other assets
Operating lease right-of-use assets	195,703	229,284
Other receivable	349,003	424,110
Note receivable - related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC - related party	1,065,328	1,065,328
Intangible assets, net	5,168,553	5,380,959

Total assets	$6,970,819	$7,296,422

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$241,936	$181,266
Accounts payable – related parties	8,347	-
Loans payable	10,107,513	10,121,411
Loans payable – related parties	1,360,845	1,362,600
Convertible notes payable	5,894,565	5,185,412
Convertible notes payable- related parties	2,558,681	2,538,681
Accrued interest	11,140,476	9,585,055
Accrued interest – related parties	1,439,324	1,274,899
Operating lease liabilities	44,000	44,361
Accrued expenses	578,623	574,723

Total current liabilities	33,374,310	30,868,408

Operating lease liabilities, less current portion	153,184	184,263
Patent acquisition liability	720,000	720,000
Convertible notes, less current portion	539,880	1,038,913
Convertible notes - related parties, less current portion	-	20,000

Total liabilities	34,787,374	32,831,584

Shareholders' deficit
Common stock; unlimited authorized shares; 27,268,363 issued and outstanding and 26,953,363 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively. No par value.	-	-
Additional paid-in capital	16,453,610	15,775,010
Accumulated deficit	(44,270,165)	(41,310,172)
Total shareholders’ deficit	(27,816,555)	(25,535,162)

Total liabilities and shareholders’ deficit	$6,970,819	$7,296,422

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Operating expenses
Consulting fees	$162,000	$178	$162,077	$19,120
Consulting fees – related parties	31,200	37,759	62,400	68,959
Stock based compensation	196,650	546,150	393,300	713,550
General and administrative	300,597	412,527	603,420	600,212

Total operating expenses	690,447	996,614	1,221,197	1,401,841

Loss from operations	(690,447)	(996,614)	(1,221,197)	(1,401,841)

Other income (expense)
Interest expense	(800,465)	(714,791)	(1,595,145)	(1,416,679)
Interest expense – related parties	(106,059)	(114,226)	(211,510)	(227,439)
Interest income	1,853	2,052	3,912	4,097
Foreign exchange (loss) gain	(64,763)	(27,046)	63,947	(51,540)

Other expense, net	(969,434)	(854,011)	(1,738,796)	(1,691,561)

Net loss	$(1,659,881)	$(1,850,625)	$(2,959,993)	$(3,093,402)

Net loss per share:
Basic and diluted	$(0.06)	$(0.07)	$(0.11)	$(0.12)

Weighted average number of shares outstanding
Basic and diluted	27,207,044	26,173,473	27,091,577	25,836,540

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited)

		Common	Additional		Total
	Common	Shares	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances, January 1, 2019	25,473,363	$-	$14,393,660	$(35,655,053)	$(21,261,393)

Stock-based compensation	1,250,000	-	713,550	-	713,550

Issuance of common stock – interest shares	90,000	-	90,900	-	90,900

Net loss	-	-	-	(3,093,402)	(3,093,402)

Balances, June 30, 2019	26,813,363	$-	$15,198,110	$(38,748,455)	$(23,550,345)

Balances, January 1, 2020	26,953,363	$-	$15,775,010	$(41,310,172)	$(25,535,162)

Stock-based compensation	-	-	393,300	-	393,300

Issuance of common stock – interest shares	90,000	-	64,800	-	64,800

Issuance of common stock - consulting	225,000	-	162,000	-	162,000

Issuance of common stock - settlement of accrued liability	-	-	58,500	-	58,500

Net loss	-	-	-	(2,959,993)	(2,959,993)

Balances, June 30, 2020	27,268,363	$-	$16,453,610	$(44,270,165)	$(27,816,555)

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(2,959,993)	$(3,093,402)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,192	9,192
Amortization	212,406	212,406
Lease expense (benefit)	2,141	(2,851)
Stock-based compensation – employees	393,300	713,550
Stock-based compensation – non-employees	162,000	-
Non-cash interest expense	1,595,145	1,382,764
Non-cash interest expense – related parties	203,510	227,439
Foreign exchange (gain) loss	(63,947)	51,540
Changes in operating assets and liabilities which (used) provided cash
Other receivable	75,107	(1,053)
Accounts payable	55,075	(3,698)
Accounts payable – related parties	8,347	-
Accrued expenses	62,400	89,858

Net cash used in operating activities	(245,317)	(414,255)

Cash flows used in investing activities
Advances to CEN Biotech Ukraine LLC	-	(120,000)

Cash flows provided by financing activities
Issuance of convertible notes	250,000	533,034
Repayment of convertible notes	-	(6,000)
Issuance of convertible notes – related parties	-	20,000

Net cash provided by financing activities	250,000	547,034

Net increase in cash and cash equivalents	4,683	12,779
Cash and cash equivalents, beginning of period	3,757	3,193

Cash and cash equivalents, end of period	$8,440	$15,972
Supplemental cash flows disclosures
Cash paid for interest	$8,000	$33,913
Non-cash transactions - investing and financing activities
Issuance of common stock - settlement of accrued liability	$58,500	$-

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For the three-months ended June 30, 2020 and 2019, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

FINRA Filing

On January 27, 2020, a market maker filed a Form 211 Application with the Financial Industry Regulatory Authority ("FINRA") to request permission to quote and trade the securities of CEN Biotech, Inc. on OTC Markets. However, there can be no assurance that FINRA will approve the Form 211 Application. As of July 31, 2020, the application has not been approved.

On June 30, 2020 the SEC declared a registration statement on Form S-1 effective, that was filed by the Company to register the resale of up to 6,851,843 shares of the Company’s common stock by certain selling stockholders.

Termination and Release Agreement

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

No pronouncements were adopted by the Company during the six-months period ended June 30, 2020.

Recent Accounting Pronouncements Not Yet Adopted

No upcoming pronouncements are noted that will materially impact the Company.

NOTE 2 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $44,270,165 at June 30, 2020 and had no committed source of additional debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 6, 7, 8, and 9. The Company will continue to raise additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. The COVID-19 pandemic has hindered the Company’s ability to raise capital. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

NOTE 3 – PROPERTY, PLANT AND IMPROVEMENTS, NET

Property and equipment, net consists of the following as of:

	June 30, 2020	December 31, 2019
Leasehold improvements	$166,163	$166,163
Furniture and equipment	17,668	17,668
Accumulated depreciation	(44,898)	(35,706)

Net property, plant and improvements	$138,933	$148,125

Depreciation expense was $4,596 for each of the three-months ended June 30, 2020 and 2019, respectively, and $9,192 for each of the six months ended June 30, 2020 and 2019, respectively.

NOTE 4 – ADVANCES TO CEN BIOTECH UKRAINE

At both June 30, 2020 and December 31, 2019, the Company had advances of $1,065,328 to CEN Biotech Ukraine, LLC, a related party, (see Note 12). The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC.

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

In March 2018, the Tesla agreement was amended to replace the $5 million stock consideration commitment with a commitment to issue one million registered shares of CEN common stock with a closing date of September 30, 2018. On October 4, 2018, this agreement was amended to extend the closing date to December 15, 2018. On April 3, 2019, the Company entered into an amendment which extended the closing date of the agreement to December 31, 2019. On March 16, 2020 the Company entered into an amendment extending the closing date until December 31, 2021.The March 2018 modification of the agreement converted a fixed value of shares to a fixed number of shares. Accordingly, the liability was reduced and additional paid in capital was increased by $4,380,000 to reflect the fair value of the shares committed at the date of the amendment. As of both June 30, 2020 and December 31, 2019, the fair value of this liability was $720,000. This liability will be remeasured at each reporting date using the current fair value of CEN’s common shares.

The Company intends to explore using the patented LED Lighting Technology across manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired, other than the patent, included certain machinery and raw materials, which were old and non-functioning and accordingly, had no fair value.

The intangible asset consists of the following:

	June 30, 2020	December 31, 2019

Lighting patent	$6,797,000	$6,797,000
Accumulated amortization	(1,628,447)	(1,416,041)

Net	$5,168,553	$5,380,959

As of June 30, 2020 and December 31, 2019, there is no impairment expense recognized based on the Company’s expectations that it will be able to monetize the patent. The lighting patent is being amortized straight-line over 16 years. Expected amortization expense is $424,812 per year through 2031, with the remaining $283,215 to be amortized in 2032.

NOTE 6 – LOANS PAYABLE

Loans payable consist of the following:

	June 30, 2020	December 31, 2019
Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note is secured by the Company's equipment.	$9,675,000	$9,675,000

Mortgage payable in default to ARG & Pals, Inc., for the original amount of CAD 385,000. The mortgage bears interest at 22% per annum, and matured on November 21, 2018.	282,513	296,411

Loan payable in default to an individual, issued January 17, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan which matures on August 16, 2020.	50,000	50,000

Loan payable in default to an individual, issued April 13, 2018, with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan which matures on August 16, 2020.	100,000	100,000

Total loans payable (all current)	$10,107,513	$10,121,411

We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $9,000. The remainder of our debt that is in default is not secured.

During each of the three-month periods ended June 30, 2020 and 2019, 18,000 common shares were issued to individuals for loans made to CEN. Accordingly, during the three-month periods ended June 30, 2020 and 2019, $12,960 and $18,180 in interest expense and additional paid-in capital was recorded, respectively.

During each of the six-month periods ended June 30, 2020 and 2019, 36,000 common shares were issued to individuals for loans made to CEN. Accordingly, during the six-month periods ended June 30, 2020 and 2019, $25,920 and $36,360 in interest expense and additional paid-in capital was recorded, respectively.

NOTE 7 – LOANS PAYABLE- RELATED PARTY

Loans payable - related party consists of the following:

	June 30, 2020	December 31, 2019
Loans payable in default to the spouse of Bill Chaaban, President of CEN, for the original amounts of CAD 48,630 and USD $198,660, bear interest at 10% per annum. These are unsecured loans that matured on December 31, 2018.	$234,345	$236,100

Loans payable in default to a former director of Creative, former parent company, bear interest at 10% per annum. This are unsecured loans that matured on December 31, 2018.	601,500	601,500

Loan payable in default to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the President of CEN, bearing interest at 8% per annum. This is an unsecured loan that matured on October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loan payable in default to the spouse of Joseph Byrne, a 5% shareholder and former CEO of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan that matures on August 16, 2020.	100,000	100,000

Loan payable in default to Alex Tarrabain, a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan that matures on August 16, 2020.	75,000	75,000

Loan payable in default to Joseph Byrne, a 5% shareholder and former CEO of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan that matures on August 16, 2020.	50,000	50,000

Total loans payable - related party	1,360,845	1,362,600
Less: current portion	1,360,845	1,362,600

Long-term portion loans payable - related party	$-	$-

Attributable related party accrued interest was $513,469 and $460,784 as of June 30, 2020 and December 31, 2019, respectively. Interest expense attributable to related party loans was $46,188 and $54,428 for the three-months ended June 30, 2020 and 2019, respectively, and was $91,771 and $108,512 for the six-months ended June 30, 2020 and 2019, respectively.

During both three-month periods ended June 30, 2020 and 2019, 27,000 common shares were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during the three-month periods ended June 30, 2020 and 2019, $19,440 and $27,270 in related party interest expense and additional paid-in capital was recorded, respectively.

During both six-month periods ended June 30, 2020 and 2019, 54,000 common shares were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during the six-month periods ended June 30, 2020 and 2019, $38,880 and $54,540 in related party interest expense and additional paid-in capital was recorded, respectively.

NOTE 8 – CONVERTIBLE NOTES

Convertible notes payable consists of the following:

	June 30, 2020	December 31, 2019
Convertible note payable, due on demand, for the original amount of CAD 1,104,713, bearing interest at 7% per annum with conversion rights for 335,833 common shares.	$810,638	$850,519

Convertible notes payable to multiple private investors, including certain notes in default, bearing interest at 5% per annum with conversion rights for 3,489,990 common shares, maturing at various dates between May 2018 and June 2022.	5,623,807	5,373,806

Total convertible notes payable	6,434,445	6,224,325
Less current portion	5,894,565	5,185,412
Convertible notes payable, less current portion	$539,880	$1,038,913

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 3,825,823 common shares.

As of July 31, 2020, we are currently in default of $3,474,805 of convertible notes payable, which are convertible into 2,147,088 shares of common stock.

NOTE 9 – CONVERTIBLE NOTES - RELATED PARTY

Convertible notes - related party consists of the following at:

	June 30, 2020	December 31, 2019
Convertible note due to the spouse of Bill Chaaban, President of CEN, which bears an interest at 12% per annum. This note is convertible to 867,576 common shares with a maturity date of August 17, 2020.	$1,388,122	$1,388,122

Convertible notes in default due to Harold Aubrey de Lavenu, a Director of CEN, bearing interest at 5% per annum. These notes are convertible to 548,980 common shares and matured on March 31, 2019.	878,368	878,368

Convertible note in default due to Alex Tarrabain, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 30,000 common shares and matured on March 31, 2019.	48,000	48,000

Convertible notes due to Joseph Byrne, CEO of CEN, bearing interest at 12% per annum. This note is convertible to 140,120 common shares with a maturity date of August 17, 2020.	224,191	224,191

Convertible note due to Darren Ferris, brother of Ameen Ferris, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 12,500 common shares with a maturity date of June 19, 2021.	20,000	20,000

Total convertible notes payable - related party	2,558,681	2,558,681
Less current portion	2,558,681	2,538,681

Convertible notes payable - related party, less current portion	$-	$20,000

Attributable related party accrued interest was $925,855 and $814,115 as of June 30, 2020 and December 31, 2019, respectively. Interest expense attributable to related party convertible notes was $59,871, and $59,798 for the three months ended June 30, 2020 and 2019, respectively, and was $119,739 and $118,927 for the six-months ended June 30, 2020 and 2019, respectively.

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 1,599,176 common shares.

As of July 31, 2020, we are currently in default of $926,368 of convertible notes payable, which are convertible into 578,980 shares of common stock.

NOTE 10 – INCOME TAXES

A reconciliation of the effective tax rate of the income tax benefit and the statutory income tax rates applied to the loss before income taxes is as follows for the three and six-months ended June 30:

	2020	2019

Income tax benefit at Canadian statutory rate	26.5%	26.5%
Valuation allowance	(26.5)%	(26.5)%

Effective income tax rate	0%	0%

As of June 30, 2020, the Company has net operating loss carry forwards of approximately $28,400,000 that may be available to reduce future years’ taxable income. Such carry forwards typically expire after 20 years. The Company currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, because the Company believes that it is more likely than not that the carryforwards will expire unused and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the period ended June 30, 2020 and the year ended December 31, 2019:

	June 30, 2020	December 31, 2019

Deferred tax asset - net operating losses	$7,500,000	$6,800,000
Deferred tax asset valuation allowance	(7,500,000)	(6,800,000)

Net deferred tax asset	$-	$-

The valuation allowance increased (decreased) $600,000 and ($3,900,000) for the three-months ended June 30, 2020 and 2019, respectively, and $700,000 and ($3,600,000) for the six-months ended June 30, 2020 and 2019, respectively. All other temporary differences are immaterial both individually and in the aggregate to the condensed consolidated financial statements.

Company management analyzes its income tax filing positions in Canadian federal and provincial jurisdictions where it is required to file income tax returns, for all open tax years in these jurisdictions, to identify potential uncertain tax positions. As of June 30, 2020, there are no uncertain income tax positions taken or expected to be taken that would require recognition of a liability or disclosure in the condensed consolidated financial statements. The Company is subject to routing audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Generally, the Company is no longer subject to income tax examinations for years prior to 2016.

NOTE 11 – SHAREHOLDERS’ DEFICIT / STOCK ACTIVITY

The Company is authorized to issue an unlimited number of common shares and an unlimited number of special voting shares. Common shares have no stated par value.

As of June 30, 2020, 5,424,999 shares of common stock are committed to the holders of the convertible notes.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company has received loans from several related parties, as described above in Notes 7 and 9.

There are advances of $1,065,328 to CEN Ukraine as of both June 30, 2020 and December 31, 2019, which such advances were made for the purpose of funding the operations of CEN Ukraine as summarized in Note 4. CEN Ukraine was founded by Bill Chaaban. Prior to December 3, 2017, Bill Chaaban directly owned 51% of CEN Ukraine. CEN Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Ukraine. On December 14, 2017, the Company entered into a controlling interest purchase agreement with Bill Chaaban, our interim Chief Executive Officer and member of our board of directors, and another shareholder of CEN Ukraine, Usamakh Saadikh, a member of our board of directors, for 51% of the outstanding equity interests of CEN Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of July 31, 2020, as the Company needs to raise additional funds in order to proceed with the closing. Bahige (Bill) Chaaban, our Interim Chief Executive Officer and member of our Board of Directors, and Usamakh Saadikh, a member of our Board of Directors, each directly own 25.5% of CEN Ukraine respectively. The remaining 49% of CEN Ukraine is owned by XN Pharma, which is an entity jointly owned by Bahige (Bill) Chaaban and Usamakh Saadikh. Bahige (Bill) Chaaban and Usamakh Saadikh do not currently hold any positions with CEN Ukraine. CEN Ukraine is operated and controlled by its sole director. Pursuant to Ukrainian law, shareholders of a company do not have the ability to control the company or the actions of its director. CEN Ukraine is operated under the direction of its management per the guidelines of Ukrainian law.

On July 12, 2017, the Company’s Shareholders elected individuals to serve as Directors on the Board. These individuals hold long-term convertible notes payable issued prior to the election. All notes payable bear interest at 5% per annum and are convertible to common shares with various maturity dates. They became related parties when they were elected.

As of June 30, 2020, the Company owed Joseph Byrne, a 5% shareholder and former CEO of the Company, $8,347 for a short-term advance received.

During the three-months ended June 30, 2020 and 2019, the Company incurred payroll and consulting expenses of $31,200 and $33,800, respectively, and $62,400 and $65,000 during the six-months ended June 30, 2020 and 2019, respectively, with certain Board Members and Officers. As of June 30, 2020 and December 31, 2019, $267,800 and $263,900, respectively, was payable to these related parties for payroll and consulting charges, which are included within accrued expenses.

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments beginning in 2017 through 2026. No payments have been received as of June 30, 2020, however, management expects this balance to be collectible.

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

Jamaal Shaban (“Lessor”), cousin of Bill Chaaban, leased the 20 North Rear Road property to the Company under an agreement effective January 2017 for monthly rental payments of CAD 4,000 plus taxes for a period of five years. The lease has been accounted for as an operating lease. As of June 30, 2020 and December 31, 2019, the operating right of use asset was $49,963 and $68,547, respectively, and the associated liability was $47,028 and $65,467, respectively, utilizing an 8% discount rate. During the three-months ended June 30, 2020 and 2019, lease expenses of $8,690 and $9,106, respectively, and during the six-months ended June 30, 2020 and 2019, lease expenses of $17,409 and $15,092, respectively, related to this agreement were recognized within general and administrative expenses. This lease was assigned by the Lessor to Jamsyl Group, a third-party, when Jamsyl Group purchased the property from Jamaal Shaban in October 2019.

The Company also leases office space in Windsor, Ontario from R&D Labs Canada, Inc., whose president is Bill Chaaban. This lease was subsequently assigned to RN Holdings Ltd, a third-party, on May 8, 2019 when RN holdings purchased the building. Under the lease agreement effective October 1, 2017, monthly rents of CAD 2,608 are due through September 2022, at which point monthly rents of CAD 3,390 are due. As of June 30, 2020 and December 31, 2019, the operating right of use asset was $145,740 and $160,737, respectively, and the associated liability was $150,156 and $163,157, respectively, utilizing an 8% discount rate. During the three-months ended June 30, 2020 and 2019, lease expenses of $6,928 and $7,060, respectively, and during the three-months ended June 30, 2020 and 2019, lease expenses of $13,253 and $12,039, respectively, related to this agreement were recognized within general and administrative expenses.

Maturities of operating lease liabilities were as follows at June 30, 2020:

Amount
2020	$58,188
2021	49,382
2022	28,130
2023	29,852
2024	29,852
Thereafter	67,167

Total lease payments	$262,571
Less imputed interest	65,387
Present value of lease liabilities	$197,184

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

On April 17, 2020, the Company entered into agreements with three individuals for the payment of business consulting services under which the Company issued 225,000 shares of its common stock. These awards vested immediately. The expense related to the restricted stock awarded to non-employees for services rendered of $162,000 was recognized on the grant date.

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

●

Under the Employment Agreement with Joseph Byrne, Chief Executive Officer of the Company, Mr. Byrne will receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 shares of restricted stock of the Company, of which 325,000 vested immediately and the remaining vesting ratably each month over the next 36 months until November 2020. Effective November 13, 2019, Mr. Byrne resigned and left the Company, at which point additional vesting and salary accruals ceased. As of April 2, 2020, the accrued salaries owed to Joe Byrne, which amounted to $58,500, were settled through keeping his previously issued 337,500 restricted shares that had not vested.

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

Restricted Stock Awards

The total grant-date fair value of the restricted shares noted in the employment agreements and equity compensation grants sections above was $12,896,241 and $12,734,241 as of June 30, 2020 and December 31, 2019, respectively. During the three and six-month periods ended June 30, 2020, 225,000 restricted shares with a grant date fair value of $162,000 were awarded. During the three and six-month periods ended June 30, 2019, 1,250,000 restricted shares with a grant date fair value of $1,262,500 were awarded. The grant-date fair value is calculated utilizing an enterprise valuation model as of the date the awards are granted. With the exception of immediately vesting portions of awards, shares typically vest pro-rata over the requisite service period, which is generally three years from the grant-date. Non-vested restricted stock awards participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

During the three-month periods ended June 30, 2020 and 2019, 900,000 and 712,500, respectively, and during the six-month periods ended June 30, 2020 and 2019, 1,237,500 and 1,050,000, respectively, of these shares vested. The fair value of the restricted stock which vested amounted to $459,000 and $588,000 for the three-months ended June 30, 2020 and 2019, respectively, and $697,500 and $797,250 for the six-months ended June 30, 2020 and 2019, respectively.

Compensation expense recognized in connection with the restricted stock awards was $196,650 and $546,150 for the three-months ended June 30, 2020 and 2019, respectively, and $393,300 and $713,550 for the six-months ended June 30, 2020 and 2019, respectively. Consulting expense recognized in connection with the restricted stock awards was $162,000 for the three and six-months ended June 30, 2020.

Non-vested restricted stock award activity for the six-months ended June 30, 2020 and 2019 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term (Years)
Non-vested at January 1, 2019	2,612,500	$0.62	2.00
Granted	1,250,000	1.01	-
Vested	(1,050,000)	0.83	-
Forfeited	-	-	-
Non-vested at June 30, 2019	2,812,500	$0.74	1.97

Non-vested at January 1, 2020	2,025,000	$0.76	1.54
Granted	225,000	0.72	-
Vested	(1,237,500)	0.68	-
Forfeited	-	-	-
Non-vested at June 30, 2020	1,012,500	$0.84	1.35

The fair value of the restricted stock grants was based on the valuation of a third-party specialist. Unrecognized compensation expense related to restricted stock amounted to approximately $782,250 as of June 30, 2020. This expense will be recognized over vesting period of the respective awards.

As of June 30, 2020, unrecognized compensation expense totaled $782,250, which will be recognized on a straight-line basis over the vesting period or requisite service period through May 2022.

NOTE 14 – NET LOSS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of June 30, 2020 and 2019. Common stock equivalents that were excluded for the three and six-month periods ended June 30, 2020 and 2019 are as follows:

	Three-months Ended June 30,		Six-months Ended June 30,
	2020	2019	2020	2019
Convertible debt	5,482,166	4,882,922	5,376,040	4,746,243

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At June 30, 2020:
Cash and cash equivalents	$8,440	$-	$8,440	$-	$8,440
Other receivables	$349,003	$-	$-	$349,003	$349,003
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC - related party	$1,065,328	$-	$-	$1,065,328	$1,065,328
Loans payable	$10,107,513	$-	$-	$10,107,513	$10,107,513
Loans payable – related parties	$1,360,845	$-	$-	$-	$-
Patent acquisition liability	$720,000	$-	$-	$720,000	$720,000
Convertible notes payable	$6,434,445	$-	$-	$7,283,393	$7,283,393
Convertible notes payable – related parties	$2,558,681	$-	$-	$-	$-

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2019:
Cash and cash equivalents	$3,757	$-	$3,757	$-	$3,757
Other receivables	$424,110	$-	$-	$424,110	$424,110
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC - related party	$1,065,328	$-	$-	$1,065,328	$1,065,328
Loans payable	$10,121,411	$-	$-	$10,121,411	$10,121,411
Loans payable – related parties	$1,362,600	$-	$-	$-	$-
Patent acquisition liability	$720,000	$-	$-	$720,000	$720,000
Convertible notes payable	$6,224,325	$-	$-	$6,918,486	$6,918,486
Convertible notes payable – related parties	$2,558,681	$-	$-	$-	$-

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

NOTE 17 - SUBSEQUENT EVENTS

Since the period ending June 30, 2020 the Company has entered into convertible notes totaling $24,000 with conversion rights to 15,000 shares of the Company’s commons stock.

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

Prior to the Spin-Off Distribution, CEN initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its then planned comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its planned state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario. On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. On February 1, 2016 the Company commenced legal action against the Attorney General of Canada in the Ontario Superior Court of Justice for damages for detrimental reliance, economic loss, and prejudgment and post judgment interest, costs of the proceeding and other relief that the court may seem just. As of July 31, 2020 the action in the Ontario Superior Court of Justice is still ongoing. We are currently in the discovery phase in our lawsuit with Health Canada. We have requested to depose a senior level Health Canada employee who spearheaded the medical marijuana program. After evaluating this action, the Company decided to not pursue the development of its medical marijuana business in Canada and instead to seek to develop and pursue other businesses including Light Emitting Diode (“LED”) lighting and hemp-based industrial, medical and food products that have a tetrahydrocannabinol (“THC”) that is below 0.3%.

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

At both June 30, 2020 and December 31, 2019, the Company had advances of $1,065,328 to CEN Biotech Ukraine, LLC, a related party, (see Note 12). The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC. These advances were substantially used as follows:

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

On January 27, 2020, a market maker filed a Form 211 Application with the Financial Industry Regulatory Authority ("FINRA") to request permission to quote and trade the securities of CEN Biotech, Inc. on OTC Markets. However, there can be no assurance that FINRA will approve the Form 211 Application. As of July 31, 2020, the application has not been approved. There is no assurance that an active trading market for our shares will develop or will be sustained if developed.

On June 30, 2020 the SEC declared a registration statement on Form S-1, with File No. 333-239296, effective, that was filed by the Company to register the resale of up to 6,851,843 shares of the Company’s common stock by certain selling stockholders.

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

              The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $44,270,165 at June 30, 2020 and had no committed source of debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including a note that is in default and is secured by the Company’s equipment and certain unsecured convertible notes payable. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

Results of Operations for the Three and Six-Months Ended June 30, 2020 and 2019:

The following tables reflect our operating results for the three and six-months ended June 30, 2020 and 2019, respectively:

	Three-months ended
Operating Summary	June 30, 2020	June 30, 2019	Change
Revenues, net	$-	$-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses	690,447	996,614	(30.7)%
Loss from Operations	690,447	996,614	(30.7)%
Other Expense	969,434	854,011	13.5%
Net Loss	$1,659,881	$1,850,625	(10.3)%

	Six-months ended
Operating Summary	June 30, 2020	June 30, 2019	Change
Revenues, net	$-	$-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses	1,221,197	1,401,841	(12.9)%
Loss from Operations	1,221,197	1,401,841	(12.9)%
Other Expense	1,738,796	1,691,561	2.8%
Net Loss	$2,959,993	$3,093,402	(4.3)%

Revenue

We have not recognized revenue during the three or six-months ended June 30, 2020 and 2019, as we have not commenced revenue generating operations to date.

Operating Expenses

During the three months ended June 30, 2020, our operating expenses were $690,447 compared to $996,614 during the three months ended June 30, 2019. During the three months ended June 30, 2020, our operating expenses were comprised of salary and consulting fees of $193,200, stock-based compensation expense of $196,650, and general and administrative expenses of $300,597. By comparison, during the three months ended June 30, 2019, our operating expenses were comprised of salary and consulting fees of $37,937, stock-based compensation expense of $546,150, and general and administrative expenses of $412,527. Expenses incurred during the three months ended June 30, 2020 compared to three months ended June 30, 2019 decreased primarily due to decreases related to stock-based compensation as offset by increases in salary and consulting fees.

During the six months ended June 30, 2020, our operating expenses were $1,221,197 compared to $1,401,841 during the six months ended June 30, 2019. During the six months ended June 30, 2020, our operating expenses were comprised of salary and consulting fees of $224,477, stock-based compensation expense of $393,300, and general and administrative expenses of $603,420. By comparison, during the six months ended June 30, 2019, our operating expenses were comprised of salary and consulting fees of $88,079, stock-based compensation expense of $713,550, and general and administrative expenses of $600,212. Expenses incurred during the six months ended June 30, 2020 compared to six months ended June 30, 2019 decreased primarily due to decreases related to stock-based compensation as offset by increases in salary and consulting fees.

Other Income and Expense Items

During the three months ended June 30, 2020, our other expense, net was $969,434 compared to $854,011 during the three months ended June 30, 2019. During the three months ended June 30, 2020, our other income and expense items were comprised of interest expense of $906,524, interest income of $1,853, and foreign exchange loss of $64,763. By comparison, during the three months ended June 30, 2019, our other income and expense items were comprised of interest expense of $829,017, interest income of $2,052, and foreign exchange loss of $27,046. The increase during the period is due to an increase in interest expense on additional notes and loans issued to fund operations and unfavorable change in exchange rates.

During the six months ended June 30, 2019, our other income and expense, net was $1,738,796 compared to $1,691,561 during the six months ended June 30, 2019. During the six months ended June 30, 2020, our other income and expense items were comprised of interest expense of $1,806,655, interest income of $3,912, and foreign exchange gain of $63,947. By comparison, during the six months ended June 30, 2019, our other income and expense items were comprised of interest expense of $1,644,118, interest income of $4,097, and foreign exchange loss of $51,540. The increase during the period is due to interest expense on additional notes and loans issued to fund operations, which was offset by a favorable change in exchange rates.

Income Taxes

As of June 30, 2020, the Company has net operating loss carryforwards of approximately $28,400,000 that may be available to reduce future years’ taxable income. As of June 30, 2020, the Company has a deferred tax asset of approximately $7,500,000 which has been completely offset by a valuation allowance. The Company believes that it is more likely than not that the carryforwards will expire unused as the Company has not been able to commence revenue generating activities to date.

Net Loss

Our net loss during the three months ended June 30, 2020 was $1,659,881 compared to a net loss of $1,850,625 during the three months ended June 30, 2019 due to the factors discussed above.

Our net loss during the six months ended June 30, 2020 was $2,959,993 compared to a net loss of $3,093,402 during the six months ended June 30, 2019 due to the factors discussed above.

 Liquidity and Capital Resources

As of June 30, 2020 and December 31, 2019, our liquid assets consisted of cash of $8,440 and $3,757, respectively.

As of June 30, 2020, our indebtedness includes a patent acquisition liability of $720,000, accrued interest of $11,140,476, accrued interest to related parties of $1,439,324, as well as loans payable, loans payable to related parties, convertible notes and convertible notes to related parties totaling $20,461,484, with maturity dates as outlined below. The convertible notes are generally due 2 years from issuance with notes maturing in 2018 through 2022. We are in default of $9,675,000 of debt that is secured by certain equipment that we value at approximately $9,000. As of July 31, 2020 we are currently in default of $5,819,531 of unsecured debt. We expect our operating and administrative expenses to be at least $1,200,000 annually.

Description	Maturity Date	Amount
Loan Payable	6/30/2016	$9,675,000
Loan Payable	11/21/2018	282,513
Loan Payable – Related Party	12/31/2018	835,845
Loan Payable – Related Party	10/2/2019	300,000
Loan Payable – Share Interest	8/16/2020	150,000
Loan Payable – Share Interest – Related Party	8/16/2020	225,000
Convertible Notes	On Demand	810,638
Convertible Notes	Q2 2018	14,000
Convertible Notes	Q4 2018	68,000
Convertible Notes	Q1 2019	1,046,287
Convertible Notes	Q2 2019	405,000
Convertible Notes	Q3 2019	791,017
Convertible Notes	Q4 2019	457,701
Convertible Notes	Q1 2020	575,800
Convertible Notes	Q2 2020	117,000
Convertible Notes	Q3 2020	514,264
Convertible Notes	Q4 2020	353,824
Convertible Notes	Q1 2021	409,034
Convertible Notes	Q2 2021	332,000
Convertible Notes	Q3 2021	156,520
Convertible Notes	Q4 2021	349,360
Convertible Notes	Q2 2022	34,000
Convertible Notes Related Party	Q1 2019	926,368
Convertible Notes Related Party	Q3 2020	1,612,313
Convertible Notes Related Party	Q2 2021	20,000

Total		$20,461,484

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Six-months ended June 30, 2020 and 2019

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the six months ended June 30, 2020, we used $245,317 in operating activities compared to $414,255 used in operating activities during the six months ended June 30, 2019. The decrease in the use of operating cash between the two periods related primarily to our collection of a portion of our other receivable and increase in outstanding payables.

 Cash Flows from Investing Activities

Our use of cash flow for investing activities during the six months ended June 30, 2020 was $0 compared to $120,000 during the six months ended June 30, 2019. During the six months ended June 30, 2020, we did not have any cash flows from investing activities. By comparison, during the six months ended June 30, 2019, our use of cash flows for investing activities was comprised of advances to CEN Ukraine of $120,000.

Cash Flows from Financing Activities

During the six months ended June 30, 2020, we received $250,000 through issuance of convertible notes to investors to fund our working capital requirements. During the six months ended June 30, 2019, we repaid $6,000 of our convertible notes and we received $553,034 through issuance of convertible notes to investors to fund our working capital requirements.

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

No pronouncements were adopted by the Company during the six-months period ended June 30, 2020.

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

As of June 30, 2020, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, conducted an assessment and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2020.

Management recognized the need for additional resources in the area of accounting and financial reporting controls and procedures. As a result, we have outsourced the accounting and financial reporting oversight roles to a qualified accounting firm with public company reporting expertise.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three and six-months ended June 30, 2020, CEN entered into loans and associated extension agreements with various parties. In consideration for such loans and associated extensions, CEN granted various individuals a total aggregate amount of 45,000 and 90,000 unregistered shares of common stock of CEN during the three and six-months ended June 30, 2020, respectively.

The above issuances of shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

During the three and six-months ended June 30, 2020, we issued $72,000 and $250,000, respectively, of convertible notes to investors to fund our working capital requirements. These notes bear interest at 5% per year and are convertible at the option of the holder into 45,000 and 156,250 common shares, respectively.

The above issuances of convertible notes were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

              CEN has a payment default with respect to the term loan payable to Global Holdings International, LLC, in the principal amount of $9,675,000 and which bears compound interest at 15% per annum which was due on September 30, 2016. The aggregate amount due under this loan as of July 31, 2020 is approximately $20,180,000. Interest and default interest and related fees currently accrue at approximately $760,000 per quarter. This note is secured by some of the Company's equipment which we value at approximately $9,000.

CEN has a payment default with respect to certain unsecured convertible loans payable to private investors and related parties, in the principal amount of $4,401,173 and which bear interest at 5% per annum which were due prior to July 31, 2020. The aggregate amounts due under these loans as of July 31, 2020, including accrued interest, is approximately $5,100,000. Interest and default interest and related fees currently accrue at approximately $55,000 per quarter.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation of Cen Biotech, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Commission file number 000-55557) on Form 10 filed with the SEC January 4, 2016.)

3.2	By-Laws of Cen Biotech, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (Commission file number 000-55557) on Form 10 filed with the SEC January 4, 2016.)

10.1	Termination and Release Agreement dated May 19, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2020).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*

 ___________________

* Filed herein.

** Furnished herewith.

b.     Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 31, 2020

CEN BIOTECH, INC.

By:	/s/ Bahige Chaaban
Name:	Bahige Chaaban
Title:	Interim Chief Executive Officer (Principal Executive Officer)

Dated: July 31, 2020	/s/ Alex Tarrabain
Name: Alex Tarrabain
Title: Chief Financial Officer (Principal Financial and Accounting Officer)