Form 10-K
period 2020-12-31
CEN BIOTECH INC
filed 2021-03-12
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there were 10,039,682 shares of common stock, no par value per share, outstanding that were held by non-affiliates. The Registrant’s common stock has not traded on the OTC Markets or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares that is based on any market price.

As of March 12, 2021, there were 27,587,363 shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

ITEM 1.	BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report include “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Some forward-looking statements appear under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” When used in this Annual Report, the words “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “foresees,” “seeks,” “likely,” “may,” “might,” “will,” “should,” “goal,” “target” or “intends” and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this Annual Report.

We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Annual Report in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Some of the factors that we believe could affect our results include:

●	limitations on our ability to continue operations and implement our business plan;

●	our history of operating losses;

●	the timing of and our ability to obtain financing on acceptable terms;

●	the effects of changing economic conditions;

●	the loss of members of the management team or other key personnel;

●	competition from larger, more established companies with greater economic resources than we have;

●	costs and other effects of legal and administrative proceedings, settlements, investigations and claims, which may not be covered by insurance;

●	costs and damages relating to pending and future litigation;

●

possible changes in economic, legislative, industry, and other circumstances, including the development of our lines of business and any products that we may manufacture or sell and our ability to raise additional funding sufficient to implement our strategy, as well as assumptions regarding Canadian and U.S. laws regarding the consumer or retail sale of hemp products and accessories and the manufacture and distribution of such products and accessories, including zoning and banking regulations;

●	the impact of additional legal and regulatory interpretations and rulemaking and our success in taking action to mitigate such impacts;

●	control by our principal equity holders; and

●	the other factors set forth herein, including those set forth under “Risk Factors.”

There are likely other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us in this Annual Report apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included in this Annual Report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law. All later written and oral forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. You are advised to consult any further disclosures we make on related subjects in the reports we file with the SEC pursuant to Sections 13(a), 13(c), 14, or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We caution you not to place undue reliance on our forward-looking statements. You should carefully read this entire Annual Report on Form 10-K and the documents incorporated by reference into this Annual Report, particularly the section entitled “Risk Factors.”

INDUSTRY AND MARKET DATA

We are responsible for the disclosure in this Annual Report on Form 10-K. However, this Annual Report includes industry data that we obtained from internal surveys, market research, publicly available information and industry publications. The market research, publicly available information and industry publications that we use generally state that the information contained therein has been obtained from sources believed to be reliable. The information therein represents the most recently available data from the relevant sources and publications and we believe remains reliable. We did not fund and are not otherwise affiliated with any of the sources cited in this Annual Report. Forward-looking information obtained from these sources is subject to the same qualifications and additional uncertainties regarding the other forward-looking statements in this Annual Report.

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

Prior to the Spin Off Distribution, the Company initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario.  On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. On February 1, 2016 the Company commenced legal action against the Attorney General of Canada in the Ontario Superior Court of Justice for damages for detrimental reliance, economic loss, and prejudgment and post judgment interest, costs of the proceeding and other relief that the court may seem just.  As of March 12, 2021 the action in the Ontario Superior Court of Justice is still ongoing.  In the meantime the Company decided to develop and pursue other businesses that are related to Light Emitting Diode (“LED”) lighting and hemp-based industrial, medical and food products that have a tetrahydrocannabinol (“THC”) that is below 0.3%.

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

We have not yet generated any revenues, and at present we are not able to estimate if or when we will be able to generate any revenues. For the fiscal years ended December 31, 2020 and 2019, we generated no revenues, and reported net losses of $6,929,398 (before gain on the one-time derecognition of certain debts and accrued interest of $21,179,043) and $5,655,119, respectively, and negative cash flow from operating activities of $340,749 and $869,350 respectively. As noted in our consolidated financial statements, as of December 31, 2020, we had an accumulated deficit of approximately $27,060,527. Our consolidated financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, management, as well as our auditors, have determined there is substantial doubt about our ability to continue as a going concern.

Overview

We are focused on the manufacturing, production and development of Light Emitting Diode (“LED”) lighting technology and hemp products. The Company intends to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products.

The Company has acquired the right to use a patent related to LED Lighting, as further discussed below, and intends to explore development opportunities of the LED lighting technology across manufacturing operations and intends to explore licensing opportunities across industries such as the horticultural industry, including for the purpose of growing hemp, as well as the automotive, industrial and commercial lighting industries.

The Company is in contract to acquire a 51% interest in Cen Ukraine LLC (“CEN Ukraine”) as described in detail below, which currently holds a license, granted by the federal government of Ukraine, for the cultivation and processing of cannabis sativa for industrial, supplement, pharmaceutical and other purposes in Ukraine. After closing this acquisition, the Company intends to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products.

At December 31, 2020 and 2019, the Company had advances of $1,179,328 and $1,065,328, respectively, to CEN Ukraine which is a related party. The advances were for the purpose of funding the operations of CEN Ukraine. These advances were substantially used as follows:

●	Approximately $300,000 to operate its office in Kiev;

●	Approximately $445,328 to employ several workers;

●	Approximately $350,000 for performing multiple test crops;

●	Approximately $75,000 for oil processing activities; and

●	Approximately $9,000 for payment of rent.

Hemp is related to cannabis as both are classified under the same botanical category of Cannabis sativa L. A significant difference between the two is that cannabis has increased amounts of tetrahydrocannabinol (THC) (5–20%), a psychotropic cannabinoid, and may have very little amounts of CBD (cannabidiol) and CBG (cannabigerol), which have no psychotropic properties (although regulations in certain countries, including Canada classify industrial hemp exclusively based on the THC content in the plant); whereas industrial hemp has virtually no THC (less than 0.3% w/w). The THC concentration in industrial hemp is not enough to provide psychotropic effects, which renders industrial hemp useless for recreational use or abuse, and therefore industrial hemp does not serve a recreational psychoactive purpose. Canada, China and the United Kingdom are examples of major industrialized countries that have permitted regulated production of industrial hemp, deriving economic benefits from its cultivation, distribution and sale.

Under favorable conditions, hemp is a plant easy to cultivate, with predictable harvests and produces overall negative carbon print compared to other agricultural sources used for production of biodiesels among other uses. Industrial hemp is rich in proteins and essential amino acids, which may render it as a favorable source of food and animal feed.

Products

LED Lighting

On September 12, 2016, the Company executed an agreement to acquire a patent related to LED Lighting, from Tesla Digital, Inc., a Canadian Corporation and Stevan Pokrajac. As part of the transaction the Company will employ Stevan Pokrajac in connection with the development of the acquired technology. As of March 12, 2021, the patent intangible remains in escrow in the name of Tesla Digital, Inc. until full settlement of the terms of the agreement. In the interim, CEN has the rights to use the patented technology. In connection with the acquisition the Company will issue one million shares of common stock.

The Company intends to explore using the LED Lighting across manufacturing operations and licensing opportunities across multiple industries such as the horticultural industry, including for the purpose of growing hemp as well as the automotive, industrial and commercial lighting industries.

Hemp

On December 14, 2017, the Company entered into a Controlling Interest Purchase Agreement (the “Agreement”) with Bill Chaaban, our Interim CEO, President and Chairman, and Usamakh Saadikh, a member of our board of directors (the “Sellers”) to acquire (the “Acquisition”) 51% of the outstanding equity interests in Cen Ukraine, a corporation that was organized and has its principal offices in Ukraine. The agreement, which is subject to certain conditions, has not closed as of March 12, 2021. Cen Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Cen Ukraine currently holds a license, granted by the federal government of Ukraine, for the cultivation and processing of cannabis sativa for industrial, supplement, pharmaceutical and other purposes in Ukraine. The consideration will be paid by issuing shares of common stock of the Company.

The Company intends, through Cen Ukraine, to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products.

The Company’s initial plans for the development of non-marijuana grade industrial hemp include targeting the automotive industry to supply hemp fiber, and investigating other industrial applications, and developing Hemp nutritional supplement and beverage products for the distribution through the extensive Ukrainian pharmacy network.

Industrial hemp has many uses, including paper, textiles, biodegradable plastics, construction, health food, and fuel.  It also runs parallel with the "Green Future" objectives that are becoming increasingly popular. Hemp requires little to no pesticides or herbicides, controls erosion of the topsoil, and produces oxygen. Furthermore, hemp can be used to replace many potentially harmful products, such as tree paper (the processing of which uses chlorine bleach, which results in the waste product polychlorinated dibensodioxins, popularly known as dioxins, which are carcinogenic, and contribute to deforestation), cosmetics, and plastics, most of which are petroleum-based and do not decompose easily. The strongest chemical needed to whiten the already light hemp paper is non-toxic hydrogen peroxide.

Raw Materials and Components

We intend to grow and cultivate all of our hemp materials in the Ukraine through CEN Ukraine. Hemp is a plant easy to cultivate, with predictable harvests and produces overall negative carbon print compared to other agricultural sources used for production of biodiesels among other uses. CEN Ukraine obtains the required raw materials to grow Hemp, which include seeds from the Bast Institute, which is a part of the Ukrainian federal government. If the Bast Institute ceases to sell seeds to CEN Ukraine, it would have to find an alternate supplier, and there can be no assurance that it would be able to do so.

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

Research and Development

The Company contracts with Stevan Pokrajac, the developer of the patented LED Lighting Technology, to assist the Company with the development of the acquired technology. As part of the acquisition Mr. Pokrajac will become an employee of the LED subsidiary with compensation of $200,000 per year commencing with the start of operations.

We intend to grow and cultivate all of our hemp materials in the Ukraine through CEN Ukraine. CEN Ukraine has conducted research over the past four years relating to planting and harvesting hemp, as well as the processing of hemp into final products utilizing contract manufacturers. CEN Ukraine also has a full time agronomist, which is an expert in the science of soil management and crop production, on its staff.

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

Hemp-based products and the number of companies that produce them have experienced rapid growth in recent years, stemming in part from recent trends toward legalization of hemp in industrialized countries. Consequently, we will be operating in a highly competitive marketplace with various competitors. Increased competition may result in lower than anticipated gross margins and/or loss of market share, either of which would seriously harm its business and results of operations. Management cannot be certain that we will be able to compete against current or future competitors or that competitive pressure will not seriously harm our business. Some of our potential competitors are much larger and have greater access to capital, sales, marketing and other resources. These competitors may be able to respond more rapidly to new regulations or devote greater resources to the development and promotion of their business model than we can. Furthermore, some of these competitors may make acquisitions or establish co-operative relationships among themselves or with third parties in the industry to increase their ability to rapidly gain market share.

The competitive factors facing us include safety, efficacy, price, quality, breadth of product line, manufacturing quality and capacity, service, marketing and distribution capabilities. Our current and future competitors may have greater resources, more widely accepted and innovative products and stronger name recognition than we do. Our ability to compete is affected by our ability, or that of our strategic partners, to:

●	develop or acquire new products and innovative technologies;

●	obtain licenses, permits and regulatory clearance and compliance, when necessary, for our products;

●	manufacture and sell our products cost-effectively;

●	meet all relevant quality production, manufacturing and standards for our products in their particular markets;

●	respond to competitive pressures specific to each of our geographic and product markets;

●	protect the proprietary technology of our products and avoid infringement of the proprietary rights of others;

●	market our products;

●	attract and retain skilled employees, including sales representatives;

●	maintain and establish distribution relationships; and

●	engage in acquisitions, joint ventures or other collaborations.

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

Intellectual Property

On September 12, 2016, the Company executed an agreement to acquire assets, including patented LED Lighting, from Tesla Digital, Inc. (a Canadian corporation) and Stevan (Steve) Pokrajac. The patent intangible remains in escrow in the name of Tesla Digital, Inc. until full settlement of the terms of the agreement. In the interim, CEN has the rights to use the patented technology. In connection with the acquisition the Company will issue one million shares of common stock.

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

Recent Developments

On January 27, 2020, a market maker filed a Form 211 Application with the Financial Industry Regulatory Authority ("FINRA") to request permission to quote and trade the securities of CEN Biotech, Inc. on OTC Markets. However, there can be no assurance that FINRA will approve the Form 211 Application. As of March 12, 2021, the application has not been approved. There is no assurance that an active trading market for our shares will develop or will be sustained if developed.

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

During 2020, $9,600,000 plus $11,579,043 in associated accrued interest payable to Global Holdings International, LLC (“GHI”) was derecognized. The note matured on June 30, 2016 and the Company was in default. As at no time since the default on the loan did GHI, its principal, agent or its attorneys reach out via mail, e-mail, text or phone to demand payment on the loan. The Company reached out numerous times and never received a response or demand for payment or notice of default on the loan. CEN’s last attempt occurred in November 2020. The note, related interest and venue for the agreement are governed by Ontario Law and according to the Ontario Limitations Act (Limitations Act, 2002, S.O. 2002, c. 24, Sched. B) the statute of limitations is 2 years from the date of default under the note. The date of default was June 30, 2016, which is over the 2-year Statute of Limitation (SOL) period, and therefore the lender is outside of the SOL and cannot bring an action in Court against the Company for the debt. As a result of the lapse of the SOL, and having exhausted all reasonable efforts to contact GHI, the Company exercised its legal rights to derecognize the principal and interest obligations related to the related note with GHI on December 31, 2020, which in accordance with ASC 405-20-40-1(b), is when CEN is judicially released from its obligations under the note.

A loan totaling $17,901 was made to Emergence Global Enterprises Inc. (“Emergence Global”) as of December 31, 2020. The loan was made for the business purpose of assisting Emergence with operating expenses. Emergence Global’s Chief Executive Officer is Joseph Byrne, a 5% shareholder and former CEO of CEN. Joseph Byrne, previously served as the Chief Executive Officer and member of the Board of Directors of the Company from July 2017 until November 13, 2019.

Near Term Operating Plan

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

We hope to reach the following milestones in the next 12 months:

●	May- 2021 – The Company intends to obtain quotation on OTCQB and we estimate the costs of this to be $200,000.

●	June 2021 – The Company intends to close on its contract with CEN Ukraine and we estimate the costs of this to be $300,000.

●	April 2021 to December 2024 – The Company intends to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products through CEN Ukraine as follows:

●	Secure lease of processing facility expected to take place in June, 2021 and we estimate the costs of this to be $400,000 annually.

●	Purchase of seeds for production crop expected to take place in April, 2021 and we estimate the costs of this to be $100,000 annually.

●	Hire farming and production staff expected to take place in April, 2021 and we estimate the costs of this to be $600,000 annually.

●	Rent farming equipment, purchase fuel, irrigation, and nutrients expected to take place in April, 2021 and we estimate the costs of this to be $600,000 annually.

●	Market, package and ship product expected to take place in July, 2021 and we estimate the costs of this to be $300,000 annually.

●	July 2021 – The Company intends to close on its contract with Tesla Digital, Inc. regarding the LED Lighting patent and we estimate the costs of this to be $300,000.

●

May 2021 to December 2024 – The Company intends to explore using the LED Lighting across manufacturing operations and licensing opportunities across multiple industries such as the horticultural industry, as well as the automotive, industrial and commercial lighting industries as follows:

●	Lease production facility expected to take place in June 2021 and we estimate the costs of this to be $400,000 annually.

●	Lease equipment expected to take place in July, 2021 and we estimate the costs of this to be $400,000 annually.

●	Hire staff expected to take place in August, 2021 and we estimate the costs of this to be $600,000 annually.

●	Initial raw materials expected to take place in August, 2021 and we estimate the costs of this to be $500,000 one time.

Marketing and delivery expected to take place in October, 2021 and we estimate the costs of this to be $300,000 annually.

Achievement of the milestones will depend highly on our funds and the availability of those funds. There can be no assurance that we will be able to successfully complete such milestones.

Government Regulations

Hemp

As discussed above, we plan on expanding our business plan to include (i) the cultivation and production of hemp in the Ukraine (ii) the manufacturing of hemp products in the Ukraine and Canada and (iii) the sales and distribution of hemp products globally, including but not limited to Canada, Ukraine, and the United States.

Cannabis versus Hemp

While hemp and cannabis are both derived from the same species (Cannabis sativa), there are major differences in the characteristics of the respective plant strains that produce industrial hemp on the one hand, and cannabis products on the other. In short, hemp is a strain of the Cannabis sativa plant that has been grown primarily for use in industrial applications and has been specifically cultivated to produce a low tetrahydrocannabinol (“THC”) content and a high cannabidiol (“CBD”) content. THC is the psychoactive constituent of cannabis and is responsible for producing the psychoactive effects of the drug. CBD is another active ingredient present in Cannabis sativa plants, and it largely acts to neutralize the psychoactive effects of THC and is not associated with psychoactive effects. Since hemp strains have very little THC and a lot of CBD, they do not produce psychoactive effects when ingested.

Canada

In Canada, cannabis and industrial hemp are governed by separate regulations under the Cannabis Act. The products are legally distinguished by the concentration of THC in the leaves and flowering heads of the plant. A cannabis plant containing more than 0.3% THC w/w is legally defined as cannabis. A cannabis plant containing less than 0.3% THC w/w is legally defined as industrial hemp. Although we will not pursue any business related to cannabis (whether for recreational and medicinal purposes), we do intend to manufacture and offer hemp-based products in Canada upon obtaining required licensing under the Industrial Hemp Regulations.

Licensing, production, processing, distribution, marketing, importation, exportation and sale of cannabis and cannabis derivative products are regulated by the Cannabis Regulations, promulgated under the Cannabis Act. Cannabis is legal in Canada for both recreational and medicinal purposes. Initially, medicinal use of cannabis was legalized in Canada on July 30, 2001 under conditions outlined in the Marihuana for Medical Purposes Regulations, later superseded by the Access to Cannabis for Medical Purposes Regulations, governed by Health Canada. The federal Cannabis Act, and associated Cannabis Regulations came into effect on October 17, 2018 and made Canada the second country in the world to formally legalize the cultivation, possession, acquisition, distribution, sale and consumption of recreational cannabis and its derivatives. In October 2019, additional regulations came into force, permitting the production, distribution, sale and consumption of a broader range of cannabis products, including edible cannabis, cannabis topicals and extract cannabis products.

Activities involving the licensing, cultivation, production, importation, exportation and sale of industrial hemp and derivatives of industrial hemp plants are regulated by the Industrial Hemp Regulations, also promulgated under the Cannabis Act. As indicated above, industrial hemp is defined as any part of the cannabis plant that contains 0.3% or less of THC w/w. There is no limit on how much CBD may be contained in industrial hemp plants or derivative products. A product made by processing the grain of industrial hemp or a product made from that processed grain is exempt from application of the Industrial Hemp Regulations where the concentration of THC in the product is 10 “g/g THC or less. Additionally, non-viable cannabis seeds, bare mature stalks and fiber derived from these stalks are exempt from application of the Cannabis Act and Industrial Hemp Regulations.

An industrial hemp license holder is authorized to conduct any of the following activities that are authorized by its license:

(a) to sell industrial hemp, with certain restrictions. In particular, flowering heads, leaves and branches may only be sold to a holder of an industrial hemp license or license governed by the Cannabis Regulations;

(b) to import or export seed or grain, with certain additional requirements (as set out below);

(c) to cultivate industrial hemp. However, other than a plant breeder, a license holder may only sow seed of pedigreed status that is of an approved cultivar or from a varietal that is set out in its license;

(d) in the case of a plant breeder, to propagate industrial hemp from a varietal that is set out in its license;

(e) to possess seed or grain for the purposes of cleaning it;

(f) to possess grain for the purpose of processing it. However, the holder of a license that authorizes possession of grain for the purposes of processing it, must render the grain non-viable and conduct adequate testing to ensure same; or

(g) to obtain seed by preparing it.

A license holder, whose license authorizes importation and exportation must also acquire the necessary permits to import and export. There are additional restrictions on importing, as follows:

●	an importer of seed must only import seed of pedigreed status that is of an approved cultivar;
●	a plant breeder must only import seed of a variety of industrial hemp that is set out in its license; and
●

an importer of grain must only import grain from a country that participates in the Organisation for Economic Co-operation and Development Seed Schemes or a country that has an agency that is a member of the Association of Official Seed Certifying Agencies.

It is important to note that not every activity involving industrial hemp falls within the scope of the Industrial Hemp Regulations. For example, extraction of CBD from the flowering heads, leaves and branches of an industrial hemp plant would require a cannabis processing license and would be regulated under the Cannabis Regulations.

United States

Until 2014, when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing oils derived from hemp, notwithstanding a minimal or non-existing THC content, were classified as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was thereafter replaced by the Agricultural Improvement Act of 2018 on December 20, 2018 (the “2018 Farm Act ”), which amended various sections of the U.S. Code, thereby removing hemp, defined as cannabis with less than 0.3% of THC, from Schedule 1 status under the Controlled Substances Act (“CSA”), and legalizing the cultivation and sale of hemp at the federal level, subject to compliance with certain federal requirements and state law, amongst other things. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana. We anticipate that our hemp products will be federally legal in the United States in that they will contain less than 0.3% of THC in compliance with the 2018 Farm Bill guidelines and will have no psychoactive effects on our customers bodies. Notwithstanding, there is no assurance that the 2018 Farm Act will not be repealed or amended such that our products containing hemp-derived CBD would once again be deemed illegal under federal law.

The 2018 Farm Bill also shifted regulatory authority from the Drug Enforcement Administration to the Department of Agriculture. The 2018 Farm Bill did not change the United States Food and Drug Administration’s (“FDA”) oversight authority over hemp products. The 2018 Farm Act delegated the authority to the states to regulate and limit the production of hemp and hemp derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our intended hemp products would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our intended hemp products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such intended products.

Additionally, the FDA has indicated its view that certain types of hemp products may not be permissible under the United States Federal Food, Drug and Cosmetic Act (“FDCA”). The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is CBD. On December 20, 2018, after the passage of the 2018 Farm Bill, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added hemp, and marketing products containing hemp as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our planned hemp product offerings comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

We do not intend to offer and do not compete with companies that offer cannabis products containing high levels of psychoactive THC in the United States. Although legal in some states in the United States, we do not intend to enter into this market. We may offer hemp-based products to customers in the United States but will not compete with any medical or recreational marijuana sellers of products for high THC content sales due to legal and regulatory restrictions and uncertainty in the United States. Because of regulatory challenges facing marijuana companies in the United States, the vast majority of the companies focused on THC are Canadian and foreign, although several have begun to pursue domestic activities in states that permit marijuana sales. Federal law does not generally recognize marijuana (or hemp that exceeds 0.3% THC) as lawful, although that may change in the future.

Ukraine

Hemp is a traditional crop cultivated in Ukraine for centuries. Industrial hemp production is allowed in Ukraine for seeds and fibers only. Growers must apply for a license in advance of the growing season and must be in compliance with the applicable licensing conditions. There are no known limitations on the circulation of hemp seeds, fibers and products of processing thereof, that have a THC limit below the regulatory requirements of the Ukraine (which are 0.08 percent). Hemp plantations that demonstrate THC level above 0.08 percent must be destroyed by a farmer. A farmer needs a license to grow hemp. The license is issued by the State Service of Ukraine on Medicines and Drugs Control (SSUMDC). A grower should submit an application to the SSUMDC before the growing season begins (usually in the autumn). After the growing season is completed (but before October 1), farmers must submit their annual reports on the volume of hemp production to SSUMDC. These regulations are uniformly applicable to the whole country. If we close on the CEN Ukraine Acquisition as planned, CEN Ukraine, which we plan to use to grow and cultivate hemp for all of our hemp related products will have to comply with all of the applicable laws and regulations applicable to hemp in the Ukraine. Currently, CEN Ukraine holds a license, granted by the SSUMDC, for the cultivation and processing of cannabis sativa for industrial, supplement, pharmaceutical and other purposes in Ukraine.

Worldwide

We initially plan to sell and distribute our hemp products in the U.S. and Canada, however, we may in the future, possibly seek to sell and distribute our hemp products in geographic areas that permit the sale and distribution of same. Since hemp is derived from the Cannabis sativa plant, there will be laws, rules and regulations that the Company will have to comply with in certain areas in order to conduct sales and distributions of its hemp products in such areas. Every country, state and region may have their own specific laws, rules and regulations applicable to the sale and distribution of hemp and the Company will have to comply with all such applicable laws, rules and regulations when conducting its hemp sales and distribution activities in the applicable areas. Further, the laws, rules and regulations applicable to hemp worldwide may change and the Company will have to adapt to same, or if there is a ban of the sale and distribution of hemp products in certain areas, the Company will not be able to conduct sales and distributions of its hemp products in such areas.

Emerging Growth Company and Smaller Reporting Company Status

As a public reporting company with less than $1,070,000,000 in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

●

are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●

are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or Chief Executive Officer pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1,070,000,000 in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. We would cease to be an emerging growth company on the last day of the fiscal year following the date of the fifth anniversary of our first sale of common equity securities under an effective registration statement or a fiscal year in which we have $1 billion in gross revenues. Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

Legal Proceedings

From time to time, we may become party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. We are currently in the discovery phase in our lawsuit against Health Canada. We have requested to depose a senior level Health Canada employee who spearheaded the medical marijuana program.

Properties

CEN had one facility in Lakeshore, Ontario. 20 North Rear Road is a 10.4 acre site of land that was subleased from Creative. On January 1, 2017 CEN entered into an agreement whereas the old lease was terminated and a new 5 year lease for the property was started. The new lease gave CEN access to the 27,000 sq. foot building containing the 4,000 sq. foot vault and options to lease additional buildings and purchase the property. The new lease rate was $4,000 per month Canadian plus HST tax, and proportioned utilities and property tax. This lease was assigned by the lessor, Jamaal Shaban, cousin of Bill Chaaban, to Jamsyl Group, a third-party, in October 2019. Effective August 1, 2020, the Company entered into a mutual termination and release agreement with Jamsyl Group in exchange for 36,500 shares of CEN common stock, valued at $50,700, which vested immediately, based upon remaining lease payments owed.

CEN also leased office space in Windsor, Ontario from RN Holdings Ltd. The lease commenced on October 1, 2017 with R&D Labs (whose President is Bill Chaaban) and was subsequently assigned by R&D Labs to RN Holdings Ltd (a third-party) on May 8, 2019. The lease calls for monthly rental payments ranging from $2,608 to $3,390 through September 2027. Effective August 1, 2020, the Company ceased making payments and abandoned the leased space. Accordingly, the Company determined that there was no future economic value to the associated right-of-use asset and recognized a full impairment loss of $146,795 on August 1, 2020. As of March 12, 2021, the Company has not reached an agreement with RN Holdings Ltd to modify or to settle the remaining contractual liability, which therefore remains recorded as of December 31, 2020 under its original contractual terms.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties. These risks represent challenges to the successful implementation of our strategy and to the growth and future profitability of our business. These risks include, but are not limited to, the following:

●	We have a history of operating losses;

●	Public health epidemics or outbreaks (such as the novel strain of coronavirus (COVID-19)) could adversely impact our business;

●	We may be unable to attract sufficient demand for and obtain acceptance of our hemp-based products by consumers;

●

We are subject to Canada’s Cannabis Act, Industrial Hemp Regulations, Food and Drugs Act and analogous provisions of applicable federal, provincial, state and local laws and could face substantial penalties if we fail to comply with such laws;

●	We may be unable to attract sufficient demand for and obtain acceptance of our hemp-based products by consumers;

●

Possible yet unanticipated changes in federal and state law could cause any products that we intend to launch, containing hemp to be illegal, or could otherwise prohibit, limit or restrict any of our products containing hemp;

●	Risks associated with the hemp products industry;

●	Risks associated with the LED products industry;

●	FDA regulation could negatively affect the hemp industry, which would directly affect our financial condition;

●	Sources of hemp depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under federal and state law of the United States, Canada and Ukraine;

●

Because our distributors may only sell and ship our anticipated hemp-based products in states in the United States that have adopted laws and regulations qualifying under the 2018 Farm Act, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp;

●	There may be unanticipated delays in the development and introduction of our future hemp-based products and/or our inability to control costs;

●	We may be unable to consistently retain or hire third-party manufacturers, suppliers or other service providers to produce our hemp-based products;

●

We do not have control over all third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated;

●	The manufacture and sale of our products involves product liability, potential intellectual property infringement and related risks that could expose us to significant insurance and loss expenses;

●	Confusion between legal hemp and illegal cannabis;

●	Seasonal fluctuations in revenue;

●	Our failure to promote and maintain a strong brand;

●	Failure to achieve or sustain profitability;

●

Our failure to successfully or cost-effectively manage our marketing efforts and channels, and the failure of such efforts and channels to be effective in generating leads and business for the Company or any of its affiliated providers;

●	Significant competition;

●	Adequate protection of confidential information;

●	The business risks of United States and international operations;

●	Our vulnerability to changes in consumer preferences and economic conditions;

●	Potential litigation from competitors and health related claims from customers;

●	A limited market for our common stock;

●	There may be unanticipated delays in the development and introduction of our future LED products and/or our inability to control costs;

●	Our ability to adequately protect the intellectual property used to produce our hemp-based products and our LED based products; and

●	Our ability to stay abreast of modified or new laws and regulations applying to our business.

In addition, our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and financings in our audit report for the fiscal year ended December 31, 2020 and 2019.

Risks Related to the Business

We have a limited operating history in which to evaluate our business.

We plan to develop our LED lighting business and our hemp related businesses. However, we have not yet generated any revenue and we have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our Company and our commercial prospects. Based on our limited experience in developing and marketing our businesses, we may not be able to effectively:

●	drive adoption of our future products

●	attract and retain customers for our future products;

●	provide appropriate levels of customer support for our future products;

●	implement an effective marketing strategy to promote awareness of our future products;

●	develop, manufacture and commercialize future products or achieve an acceptable return on our research and development efforts and expenses;

●	obtain necessary permits or licenses and comply with regulatory requirements applicable to our future products;

●	anticipate and adapt to changes in our market;

●	maintain and develop strategic relationships with vendors and manufacturers to acquire necessary materials for the production of our future products;

●	scale our manufacturing activities to meet potential demand at a reasonable cost;

●	avoid infringement and misappropriation of third-party intellectual property;

●	obtain any necessary licenses to third-party intellectual property on commercially reasonable terms;

●	obtain valid and enforceable patents that give us a competitive advantage;

●	protect our proprietary technology; and

●	attract, retain and motivate qualified personnel.

We cannot provide any assurances that we will generate revenues and, if we do, when and how much the initial revenue will be. If we are unable to generate revenue our business will fail.

We have not generated any revenue and our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

To date, we have not been profitable and have incurred substantial net losses since our inception and may continue to incur losses for the foreseeable future, as we continue our product development activities. As a result of our limited operating history, we have limited historical financial data that can be used in evaluating our business and our prospects and in projecting our future operating results. Through December 31, 2020, we have accumulated a total deficit of $27,060,527.

As reflected in the consolidated financial statements that are filed with this report, we have been a pre-revenue company with no material amount of earned revenue since our inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. If we are unable to achieve or sustain profitability or to secure additional financing on acceptable terms, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our common stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms. Our consolidated financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

We expect to experience losses in the future and may not become profitable.

Pursuant to our business strategy, we expect to continue to make expenditures as we focus on business development which will adversely affect operating results until revenues from sales of our products reach a level at which these costs are supported. Our recent operations have been financed and are expected to continue to be financed primarily through sales by us of our equity and through debt.

Since the formation of our Company, we have not generated revenues. We may experience quarterly and annual losses, and expect to do so at least through the end of the 2021 calendar year. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate significant revenues to achieve and maintain profitability.

We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. Our inability to procure additional financing, if required, may have a material adverse effect on us. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

We require additional equity and/or debt financing to continue our operations. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the date of this document and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we may be required to raise additional funds through equity or debt financing. In order to continue operating, we may need to obtain additional financing, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. Our inability to obtain any additional financing could have a material adverse effect upon us. We may not be able to secure any additional financing we may need on terms favorable to us, or at all. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our investors or that result in our investors losing all of their investment in our Company.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities could be at prices substantially below prices at which our shares are currently valued. To the extent we require additional financing and cannot raise it, we may have to limit our then-current operations, curtail all or certain portions of our business objectives and plans or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our investors. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

CEN is a Canadian company which may make it difficult for U.S. stockholders to enforce legal judgments.

CEN is a Canadian company. As such it may be difficult and expensive to enforce legal judgments issued by a court in the United States against CEN and possibly its officers or directors. Similarly, it may be difficult and expensive for an American stockholder to bring litigation against CEN or its officers and directors in a Canadian court.

Most of our executive officers do not reside in the United States.

Our U.S. stockholders would face difficulty in:

●	Effecting service of process within the United States on most of our executive officers, if considered necessary.

●	Enforcing judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the executive officers.

●	Enforcing judgments of U.S. courts based on civil liability provisions of U.S. federal securities laws in foreign courts against the executive officers.

●	Bringing an original action in foreign courts to enforce liabilities based on the U.S. federal securities laws against the executive officers.

Accordingly, persons contemplating an investment in our common stock should seriously consider these factors before making an investment decision.

We may not acquire market share or achieve profits due to competition in the LED lighting and hemp industries.

Cannabis-based products such as industrial hemp and the number of companies that produce them have experienced rapid growth in recent years, stemming in part from recent trends toward legalization of cannabis in industrialized countries. Consequently, we will be operating in a highly competitive marketplace with various competitors. Increased competition may result in lower than anticipated gross margins and/or loss of market share, either of which would seriously harm its business and results of operations. Management cannot be certain that we will be able to compete against current or future competitors or that competitive pressure will not seriously harm our business. Some of our potential competitors are much larger and have greater access to capital, sales, marketing and other resources. These competitors may be able to respond more rapidly to new regulations or devote greater resources to the development and promotion of their business model than we can. Furthermore, some of these competitors may make acquisitions or establish co-operative relationships among themselves or with third parties in the industry to increase their ability to rapidly gain market share.

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

●

The facilities of our third-party manufacturers must satisfy production and quality standards set by applicable regulatory authorities. Regulatory authorities periodically inspect manufacturing facilities to determine compliance with these standards. If we or our third-party manufacturers fail to satisfy these requirements, the facilities could be shut down and we or our third party manufacturers could be subject to additional measures, including but not limited to sanctions, penalties or recall measures.

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

We have undertaken limited marketing efforts for our future products and services. Our future sales and marketing teams, and/or those of our strategic partners, will compete against the experienced and well-funded sales organizations of competitors. Our future revenues and ability to achieve profitability will depend largely on the effectiveness of our sales and marketing team, and we will face significant challenges and risks related to marketing our services, including, but not limited to, the following:

●	the ability of sales representatives to obtain access to or persuade adequate numbers of healthcare providers to promote and/or purchase and use our products and services;

●	the ability to recruit, properly motivate, retain, and train adequate numbers of qualified sales and marketing personnel;

●	the costs associated with hiring, training, maintaining, and expanding an effective sales and marketing team; and

●	assuring compliance with government regulatory requirements affecting our products.

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

At December 31, 2020, CEN has current notes, loans, accounts payable, accrued interest and accrued expenses aggregating $14,705,757. Since CEN has no current revenue, we will have to locate other sources of debt or equity financing in order to meet these obligations. If we are unable to do so, we may default on some commitments which could have a very negative effect on our business or cause us to cease our business altogether.

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

Our participation in the hemp industry creates the risk that our business may result in negative publicity and public opinion.   In addition, the hemp plant and the cannabis plant are both part of the same cannabis sativa genus/species of plant, except that hemp, by definition, has less than 0.3% THC content and is legal under federal and state laws, but the same plant with a higher THC content is legal considered cannabis, which is legal in Canada and in the U.S. under certain state laws, but which is not legal under federal U.S. law. The similarities between these plants can cause confusion, and our activities with legal hemp may be incorrectly perceived as us being involved in U.S. federally illegal cannabis. Also, despite growing support for the cannabis industry and legalization of cannabis in certain U.S. states, many individuals and businesses remain opposed to the cannabis industry in the U.S. Any negative press resulting from any incorrect perception that we have entered into the cannabis space could result in a loss of current or future business. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us or to own our common stock. We cannot assure you that additional business partners, including but not limited to financial institutions and customers, will not attempt to end or curtail their relationships with us. Any such negative press or cessation of business could have a material adverse effect on our business, financial condition, and results of operations.

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

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) the last day of the first fiscal year following the fifth anniversary of the completion of the offering pursuant to our S-1 Registration Statement Form S-1, with File No. 333-239296; (ii) the last day of the first fiscal year in which our annual gross revenues are $1 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

Our future success depends on the continuing efforts of our key employees and our ability to attract, hire, retain and motivate highly skilled and creative employees in the future.

Our future success depends on the continuing efforts of our executive officers, our founders and other key employees. We rely on the leadership, knowledge and experience that our executive officers, founders and key employees provide. They foster our corporate culture, which we believe has been instrumental to our ability to attract and retain new talent. Any failure to attract new or retain key creative talent could have a material adverse effect on our business, financial condition and results of operations. The market for talent in our key areas of operations is intensely competitive, which could increase our costs to attract and retain talented employees. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them.

Employee turnover, including changes in our management team, could disrupt our business. The loss of one or more of our executive officers, founders or other key employees, or our inability to attract and retain highly skilled and creative employees, could have a material adverse effect on our business, results of operations or financial condition.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar international anti-bribery and anti-kickback laws with respect to our activities outside the United States.

We anticipate distributing our LED lighting products and hemp-based products to locations in Canada and United States as well as operate our business in Canada and United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that we will be successful in preventing our agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to cybersecurity risks related to our planned U.S. and international business operations.

The global and technologically interconnected nature of today’s business environment exposes the Company to cybersecurity risks in connection with our planned U.S. and international business operations as the Company will be utilizing technology for its business operations in the U.S. and abroad. There are many cybersecurity risks associated with technology and intellectual property that the Company will have to deal with. Cyber-incidents can take many forms, both intentional and unintentional, and commonly include the unauthorized access of information, including personal information related to customers’ accounts or credit information, data corruption, misappropriating assets or sensitive information or causing operational disruption. Attacks use increasingly complex methods, including malware, ransomware, phishing, structured query language injections and distributed denial-of-service attacks. A cyber-attack can be in the form of unauthorized access or a blocking of authorized access. The risk of theft includes through a direct intrusion by private parties or foreign actors, including those affiliated with or controlled by sovereign entities such as foreign states as well as infiltration by moles and insiders. In addition to direct intrusions, a theft or compromise can be accomplished using indirect attacks such as reverse engineering of technology and intellectual property. Patents together with reverse engineering can be used to assist in obtaining trade secrets and know-how. Any compromise of our cyber security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

Risks related to the United States, and other regulatory systems as to hemp-based products

Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to sell hemp-based consumer products.

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining regulatory approval for our hemp-based consumer products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our hemp-based consumer products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market our hemp-based consumer products in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

Possible yet unanticipated changes in federal and state law in the U.S. could cause any products that we intend to launch containing hemp to be illegal, or could otherwise prohibit, limit or restrict any of our products containing hemp.

Until 2014, when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing hemp, notwithstanding a minimal or non-existing THC content, were classified as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was thereafter replaced by the Agricultural Improvement Act of 2018 on December 20, 2018 (the “2018 Farm Act ”), which amended various sections of the U.S. Code, thereby removing hemp, defined as cannabis with less than 0.3% of THC, from Schedule 1 status under the Controlled Substances Act (“CSA”), and legalizing the cultivation and sale of hemp at the federal level, subject to compliance with certain federal requirements and state law, amongst other things. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana. We anticipate that our hemp-based products will be federally legal in the United States in that they will contain less than 0.3% of THC in compliance with the 2018 Farm Bill guidelines and will have no psychoactive effects on our customers' bodies. Notwithstanding, there is no assurance that the 2018 Farm Act will not be repealed or amended such that our products containing hemp would once again be deemed illegal under federal law.

The 2018 Farm Bill also shifted regulatory authority from the Drug Enforcement Administration to the Department of Agriculture. The 2018 Farm Bill did not change the United States Food and Drug Administration’s (“FDA”) oversight authority over hemp-based products. The 2018 Farm Act delegated the authority to the states to regulate and limit the production of hemp and hemp derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our intended products containing hemp would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our intended hemp-based products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such intended products.

Additionally, the FDA has indicated its view that certain types of products containing hemp may not be permissible under the United States Federal Food, Drug and Cosmetic Act (“FDCA”). The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is hemp-derived CBD. On December 20, 2018, after the passage of the 2018 Farm Bill, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added hemp, and marketing products containing hemp-derived ingredients, including, but not limited to CBD, as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our planned hemp-based product offerings will comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

FDA regulation could negatively affect the hemp industry, which would directly affect our financial condition.

The FDA may seek expanded regulation of hemp under the FDCA. Additionally, the FDA may issue rules and regulations, including certified good manufacturing practices, or cGMPs, related to the growth, cultivation, harvesting and processing of hemp. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where hemp is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry, including what costs, requirements and possible prohibitions may be enforced. If we or our partners are unable to comply with the regulations or registration as prescribed by the FDA, we and or our partners may be unable to continue to operate our and their business in its current or planned form or at all.

Sources of hemp depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law of the United States.

Hemp can only be legally produced in the U.S. in states that have laws and regulations that allow for such production and that comply with the 2018 Farm Act, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana, which remains illegal under federal law and regulations. We intend to use hemp from the Ukraine where such production is legal to produce our hemp-based products. Although hemp and hemp seeds may legally be imported into the United States, the importation of products containing THC, including hemp-based products, into the United States may be illegal if the hemp-based products cause THC to enter the human body. In that case, we will be required to purchase all of our hemp from licensed growers and processors in states in the United States where such production is legal. In addition, as described in the preceding risk factor, in the event of repeal or amendment of laws and regulations which are now favorable to the cannabis/hemp industry in such states, we would be required to locate new suppliers in states with laws and regulations that qualify under the 2018 Farm Act. If we were to be unsuccessful in arranging new sources of supply of our raw ingredients, or if our raw ingredients were to become legally unavailable, our intended business plan with respect to such products could be adversely impacted.

Because our distributors may only sell and ship our products containing hemp in states in the U.S. that have adopted laws and regulations qualifying under the 2018 Farm Act, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp.

The interstate shipment of hemp from one state to another is legal only where both states have laws and regulations that allow for the production and sale of such products and that qualify under the 2018 Farm Act. Therefore, the marketing and sale of our intended products containing hemp is limited by such factors and is restricted to such states. Although we believe we may lawfully sell any of our finished products, including those containing hemp, in a majority of states, a repeal or adverse amendment of laws and regulations that are now favorable to the distribution, marketing and sale of finished products we intend to sell could significantly limit, restrict or prevent us from generating revenue related to our products that contain hemp. Any such repeal or adverse amendment of now favorable laws and regulations could have an adverse impact on our business plan with respect to such products.

Due to recent expansion into the hemp-based products industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, may become more difficult for us to find, and more expensive, due to our intended launch of certain hemp-based products. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Our products may not meet health and safety standards or could become contaminated.

We have adopted various quality, environmental, health and safety standards. We do not have control over all of the third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our manufacturers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expenses.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Our products contain combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences. While our third-party manufacturers perform tests in connection with the formulations of our products, these tests are not designed to evaluate the inherent safety of our products.

Any product liability claim may increase our costs and adversely affect our revenue and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

Confusion between legal hemp and illegal cannabis.

There is risk that confusion or uncertainty surrounding our products with regulated cannabis could occur on the state or federal level and impact us. We may have difficulty with establishing banking relationships, working with investment banks and brokers who would be willing to offer and sell our securities or accept deposits from stockholders, and auditors willing to certify our financial statements if we are confused with businesses that are in the cannabis business. Any of these additional factors, should they occur, could also affect our business, prospects, assets or results of operation could have a material adverse effect on the business, prospects, results of operations or financial condition of the Company.

We will be required to comply with all Canadian laws, rules and regulations applicable to the sale and manufacture of hemp, and our inability to do so could have a material adverse effect on the Company.

In Canada, cannabis and industrial hemp are governed by separate regulations promulgated under the Cannabis Act. The products are legally distinguished by the concentration of THC in the leaves and flowering heads of the plant. A cannabis plant containing more than 0.3% THC w/w is legally defined as cannabis. A cannabis plant containing less than 0.3% THC w/w is legally defined as industrial hemp. Although we will not pursue any business related to cannabis (whether for recreational and medicinal purposes), we do intend to manufacture and offer hemp-based products in Canada upon obtaining required licensing under the Industrial Hemp Regulations.

Activities involved in the licensing, production, processing, distribution, marketing, importation, exportation and sale of cannabis and cannabis derivative products are regulated by the Cannabis Regulations, promulgated under the Cannabis Act. Cannabis is legal in Canada for both recreational and medicinal purposes. Initially, medicinal use of cannabis was legalized in Canada on July 30, 2001 under conditions outlined in the Marihuana for Medical Purposes Regulations, later superseded by the Access to Cannabis for Medical Purposes Regulations, governed by Health Canada. The federal Cannabis Act, and associated Cannabis Regulations came into effect on October 17, 2018 and made Canada the second country in the world to formally legalize the cultivation, possession, acquisition, distribution, sale and consumption of recreational cannabis and its derivatives. In October 2019, additional regulations came into force, permitting the production, distribution, sale and consumption of a broader range of cannabis products, including edible cannabis, cannabis topicals and extract cannabis products.

Licensing, cultivation, production, importation, exportation and sale of industrial hemp and derivatives of industrial hemp plants are regulated by the Industrial Hemp Regulations, also promulgated under the Cannabis Act. As indicated above, industrial hemp is defined as any part of the cannabis plant that contains 0.3% or less of THC w/w. There is no limit on how much CBD may be contained in industrial hemp plants or derivative products. A product made by processing the grain of industrial hemp or a product made from that processed grain is exempt from application of the Industrial Hemp Regulations where the concentration of THC in the product is 10 “g/g THC or less. Additionally, non-viable cannabis seeds, bare mature stalks and fiber derived from these stalks are exempt from application of the Cannabis Act and Industrial Hemp Regulations.

An industrial hemp license holder is authorized to conduct any of the following activities that are authorized by its license:

(a) to sell industrial hemp, with certain restrictions. In particular, flowering heads, leaves and branches may only be sold to a holder of an industrial hemp license or license governed by the Cannabis Regulations;

(b) to import or export seed or grain, with certain additional requirements (as set out below);

(c) to cultivate industrial hemp. However, other than a plant breeder, a license holder may only sow seed of pedigreed status that is of an approved cultivar or from a varietal that is set out in its license;

(d) in the case of a plant breeder, to propagate industrial hemp from a varietal that is set out in its license;

(e) to possess seed or grain for the purposes of cleaning it;

(f) to possess grain for the purpose of processing it. However, the holder of a license that authorizes possession of grain for the purposes of processing it, must render the grain non-viable and conduct adequate testing to ensure same; or

(g) to obtain seed by preparing it.

A license holder, whose license authorizes importation and exportation must also acquire the necessary permits to import and export. There are additional restrictions on importing, as follows:

●	an importer of seed must only import seed of pedigreed status that is of an approved cultivar;

●	a plant breeder must only import seed of a variety of industrial hemp that is set out in its license; and

●

an importer of grain must only import grain from a country that participates in the Organisation for Economic Co-operation and Development Seed Schemes or a country that has an agency that is a member of the Association of Official Seed Certifying Agencies.

It is important to note that not every activity involving industrial hemp falls within the scope of the Industrial Hemp Regulations. For example, extraction of CBD from the flowering heads, leaves and branches of an industrial hemp plant would require a cannabis processing license and would be regulated under the Cannabis Regulations.

If we are unable to successfully acquire an industrial hemp license, or comply with the regulatory requirements for cultivation, production, importation, exportation or sale of industrial hemp in Canada, it could have a material adverse effect on the business, prospects, results of operations or financial condition of the Company.

The importation of hemp into Canada requires an import permit in addition to a hemp license, and if we are unable to obtain same, it would have an adverse effect on our business plan.

In order to import hemp into Canada an industrial hemp license holder must also acquire an import permit and meet certain additional criteria. If we were to be unsuccessful in obtaining an import permit or meeting these criteria, our intended business plan with respect to such products would be adversely impacted.

Possible yet unanticipated changes in Canadian laws could cause any products that we intend to launch containing hemp to be illegal, or could otherwise prohibit, limit or restrict any of our products containing hemp.

There is no guarantee that Canadian federal legislation regulating the production, distribution and sale of industrial hemp or the application and enforcement of such legislation, will not change in the future or that its interpretation by the applicable regulatory and judicial bodies will not differ from that of the Company. Any such change or difference in interpretation could result in significant additional compliance or other costs and may make participation in such markets uneconomical.

If we are unable to comply with laws, rules and regulations applicable to hemp in the areas we may plan to sell and distribute our hemp products, it would have a material adverse effect on our business, financial condition and results of operations.

We initially plan to sell and distribute our hemp products in the U.S. and Canada, however, we may in the future, possibly seek to sell and distribute our hemp products in additional geographic areas that permit the sale and distribution of same. Since hemp is derived from the Cannabis sativa plant, there will be laws, rules and regulations that the Company will have to comply with in certain areas in order to conduct sales and distributions of its hemp products in such areas. Every country, state and region may have their own specific laws, rules and regulations applicable to the sale and distribution of hemp and the Company will have to comply with all such applicable laws, rules and regulations when conducting its hemp sales and distribution activities in the applicable areas. Further, the laws, rules and regulations applicable to hemp worldwide may change and the Company will have to adapt to same, or if there is a ban of the sale and distribution of hemp products in certain areas, the Company will not be able to conduct sales and distributions of its hemp products in such areas. If we are unable to comply with laws, rules and regulations applicable to hemp in the areas we plan to sell and distribute our hemp products, it would have a material adverse effect on our business, financial condition and results of operations.

If we close on the CEN Ukraine Acquisition as planned, CEN Ukraine, which we plan to use to grow and cultivate hemp for all of our hemp related products, may not be able to comply with all of the applicable laws and regulations applicable to hemp in the Ukraine, which would have a material adverse effect on our business, financial condition and results of operations.

Hemp is a traditional crop cultivated in Ukraine for centuries. Industrial hemp production is allowed in Ukraine for seeds and fibers only. Growers must apply for a license in advance of the growing season and must be in compliance with the applicable licensing conditions. There are no known limitations on the circulation of hemp seeds, fibers and products of processing thereof, that have a THC limit below the regulatory requirements of the Ukraine (which are 0.08 percent). Hemp plantations that demonstrate THC level above 0.08 percent must be destroyed by a farmer. A farmer needs a license to grow hemp. The license is issued by the State Service of Ukraine on Medicines and Drugs Control (SSUMDC). A grower should submit an application to the SSUMDC before the growing season begins (usually in the autumn). After the growing season is completed (but before October 1), farmers must submit their annual reports on the volume of hemp production to SSUMDC. These regulations are uniformly applicable to the whole country. If we close on the CEN Ukraine Acquisition as planned, CEN Ukraine, which we plan to use to grow and cultivate hemp for all of our hemp related products, may not be able to comply with all of the applicable laws and regulations applicable to hemp in the Ukraine which would have a material adverse effect on our business, financial condition and results of operations.

If we close on the CEN Ukraine Acquisition as planned, and if the laws and regulations in the Ukraine applicable to hemp change, and if we are unable to adapt or if the laws change such that hemp is no longer permitted to be produced in the Ukraine, it would have a material adverse effect on our business, financial condition and results of operations.

If we close on the CEN Ukraine Acquisition as planned, CEN Ukraine, which we plan to use to grow and cultivate hemp for all of our hemp related products will have to adapt to any changes in the laws in the Ukraine regarding hemp. Or, if there is a ban on the production of hemp or of the sale and distribution of hemp products the Ukraine, the Company will not be able to conduct its hemp related operations as planned. Therefore, if the laws and regulations in the Ukraine applicable to hemp change, and if we are unable to adapt or if the laws change such that hemp is no longer permitted to be produced in the Ukraine, it would have a material adverse effect on our business, financial condition and results of operations.

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

As of March 12, 2021, there is currently no established public market whatsoever for our securities.

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

We cannot predict if the temporary trading suspension by the SEC of our former parent company’s securities in February of 2016 will have a negative impact on the Company’s Form 211 Application with FINRA or on the Company as a whole.

On February 19, 2016, the SEC issued SEC Release No. 77178 (the “Release”), which temporarily suspended trading of the securities of the Company’s former parent company, Creative Edge Nutrition, Inc. (“FITX”) commencing at 9:30 a.m. EST on February 19, 2016, and terminating at 11:59 p.m. EST on March 3, 2016. The Release stated the SEC temporarily suspended trading of FITX securities because of “a lack of current and accurate information about” FITX and because “There are questions regarding the control” of FITX. The Spin-Off from FITX was completed on February 29, 2016. Although the Company was completely separated from FITX on February 29, 2016 and there has been no overlap in the officers/directors of FITX and the Company since 2014, and the Company was not in a position to cause FITX to take any action in connection with FITX’s trading suspension, we cannot predict what effect if any the FITX trading suspension will have on the Company’s Form 211 Application with FINRA. Further, we cannot predict what effects, if any the FITX trading suspension will have on the trading market of the Company’s common stock, if one ever develops or on the Company as a whole.

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

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act and if we fail to continue to comply, our business could be harmed and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers (but not us) an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our chief executive officer or chief financial officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Our executive officers and directors have voting control, which will limit your ability to influence the outcome of important transactions, including a change in control.

As of March 12, 2021, our executive officers and directors beneficially own in the aggregate approximately 15,591,000 shares of our common stock, which represents 56.5% of our outstanding common stock. As a result, the executive officers and directors control a majority of our voting power and therefore are able to control all matters submitted to our stockholders for approval. The executive officers and directors may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated voting power may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 27,587,363 shares of our common stock outstanding as of March 12, 2021, approximately 5,383,484 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

Provisions of our articles of incorporation may delay or prevent a takeover which may not be in the best interests of our stockholders.

Our articles of incorporation authorize the issuance of an unlimited number of common stock with one vote per share and an unlimited number of special voting stock with 500 votes per share, which shares may be issued to limit changes of control.

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

The regulated nature of our business may impede or discourage a takeover which could reduce the price of our common stock.

We require various government licenses to operate our business, which would not necessarily continue to apply to an acquirer of our business following a change of control. These licensing requirements could impede a merger, amalgamation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the price of our common stock.

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

CEN had one facility in Lakeshore, Ontario. 20 North Rear Road is a 10.4 acre site of land that was subleased from Creative. On January 1, 2017 CEN entered into an agreement whereas the old lease was terminated and a new 5 year lease for the property was started. The new lease gave CEN access to the 27,000 sq. foot building containing the 4,000 sq. foot vault and options to lease additional buildings and purchase the property. The new lease rate was $4,000 per month Canadian plus HST tax, and proportioned utilities and property tax. This lease was assigned by the lessor, Jamaal Shaban, cousin of Bill Chaaban, to Jamsyl Group, a third-party, in October 2019. Effective August 1, 2020, the Company entered into a mutual termination and release agreement with Jamsyl Group in exchange for 36,500 shares of CEN common stock, valued at $50,700, which vested immediately, based upon remaining lease payments owed.

CEN also leased office space in Windsor, Ontario from RN Holdings LTD. The lease commenced on October 1, 2017 with R&D Labs (whose President is Bill Chaaban) and was subsequently assigned by R&D Labs to RN Holdings Ltd (a third-party) on May 8, 2019. The lease calls for monthly rental payments ranging from $2,608 to $3,390 through September 2027. Effective August 1, 2020, the Company ceased making payments and abandoned the leased space. Accordingly, the Company determined that there was no future economic value to the associated right-of-use asset and recognized a full impairment loss of $146,795 on August 1, 2020. As of March 12, 2021, the Company has not reached an agreement with RN Holdings Ltd to modify or to settle the remaining contractual liability, which therefore remains recorded as of December 31, 2020 under its original contractual terms.

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

Our common stock is not currently listed on any national securities exchange market or quoted on the OTC Markets. On January 27, 2020, a market maker filed a Form 211 Application with the Financial Industry Regulatory Authority ("FINRA") to request permission to quote and trade the securities of the Company on OTC Markets. However, there can be no assurance that FINRA will approve the Form 211 Application. As of March 12, 2021, the application has not been approved. There can be no assurance that a liquid market will develop in the foreseeable future or at all. Transfer of our common stock may also be restricted under the securities or blue-sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

On February 19, 2016, the SEC issued SEC Release No. 77178 (the “Release”), which temporarily suspended trading of the securities of the Company’s former parent company, Creative Edge Nutrition, Inc. (“FITX”) commencing at 9:30 a.m. EST on February 19, 2016, and terminating at 11:59 p.m. EST on March 3, 2016. The Release stated the SEC temporarily suspended trading of FITX securities because of “a lack of current and accurate information about” FITX and because “There are questions regarding the control” of FITX. The Spin-Off from FITX was completed on February 29, 2016. The Company was completely separated from FITX on February 29, 2016 and there has been no overlap in the officers/directors of FITX and the Company since 2014. Further, the Company was not in a position to cause FITX to take any action in connection with FITX’s trading suspension. We cannot predict what effect if any the FITX trading suspension will have on the Company’s Form 211 Application with FINRA. Further, we cannot predict what effects, if any the FITX trading suspension will have on the trading market of the Company’s common stock, if one ever develops or on the Company as a whole.

On September 13, 2016, there was unauthorized trading of our common stock under the ticker symbol “CENBF” which took place without the Company’s prior knowledge or approval. At the time, as is still the case, the Company did not have a trading symbol assigned to it as its Form 211 Application with FINRA has not been approved.

Holders

As of March 12, 2021, there were approximately 299 stockholders of record of our common stock, according to the records of our transfer agent, and an unknown number of additional holders whose stock is held in ‘street name.’ The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Securities Authorized for Issuance under Equity Compensation Plans

We adopted, and our stockholders approved, the Cen Biotech, Inc. 2017 Equity Compensation Plan (the “2017 Plan”), effective as of November 29, 2017. Under such plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of 20,000,000 shares of our common stock are reserved for issuance under the 2017 Plan. A total of 20,124,620 restricted shares have been granted, 19,699,620 restricted shares have vested as of December 31, 2020, and no restricted stock awards have been forfeited under this plan. Restricted stock awards totaling 350,000 shares have not vested as of March 12, 2021. The Board of Directors is planning to take action to authorize more shares for issuance under the 2017 Plan.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2020 about our outstanding restricted stock agreements and shares of common stock reserved for future issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon expiration of time restriction	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	425,000	NA	0
Equity compensation plans not approved by security holders	0	0	0
Total	425,000	0	0

Recent Sales of Unregistered Securities

Since December 31, 2020 the Company has issued no new convertible notes.

The unregistered issuance of the convertible notes were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

Issuances of Common Stock:

During 2020, CEN entered into loan and associated extension agreements with various parties. In consideration for such loans and associated extensions, CEN granted several individuals a total aggregate amount of 180,000 unregistered shares of common stock of CEN during the year ended December 31, 2020.

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

Issuances of Convertible Notes:

During 2020, convertible notes totaling $519,000, convertible into 324,375 shares of common stock, were issued.

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

The financial data discussed below is derived from our audited consolidated financial statements for the fiscal years ended December 31, 2020 and 2019, which are found elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. The financial data discussed below is only a summary and investors should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

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

The accompanying consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $27,060,527 at December 31, 2020 and had no committed source of debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including certain unsecured notes and convertible notes payable. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

Fiscal Year Ended December 31, 2020 Compared To Fiscal Year Ended December 31, 2019.

The following table reflects our operating results for the years ended December 31, 2020 and 2019:

Operating Summary	Year ended December 31, 2020	Year ended December 31, 2019	Change
Revenues, net	$-	$-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses	(2,543,730)	(2,579,815)	(1.40)%
Net Operating Loss	(2,543,730)	(2,579,815)	(1.40)%
Other Income (Expense)	16,793,375	(3,075,304)	(646.07)%
Net Income (Loss)	$14,249,645	$(5,655,119)	(351.98)%

Revenue

We recognized no revenue during the twelve months ended December 31, 2020 and 2019 as we have not commenced revenue generating operations of yet.

Operating Expenses

During the fiscal year ended December 31, 2020, our operating expenses were $2,543,730 compared to $2,579,815 during the prior fiscal year. During the twelve months ended December 31, 2020, our operating expenses were comprised of salary and consulting fees of $422,877, stock-based compensation expense of $746,300, general and administrative expenses of $1,038,466, and losses from lease abandonment, lease termination, and associated disposal of property and equipment of $336,087. By comparison, during the twelve months ended December 31, 2019, our operating expenses were comprised of salary and consulting fees of $191,695, stock-based compensation expense of $1,176,600, general and administrative expenses of $1,211,520. Expenses incurred during the fiscal year ended December 31, 2020 compared to fiscal year ended December 31, 2019 decreased primarily due to increases in consulting expenses surrounding recent corporate filings and related activities and due to the lease termination of the North River Road location and lease abandonment of the Windsor, Ontario offices being offset by significantly less stock based compensation in 2020.

Other Income and Expense Items

During fiscal year ended December 31, 2020, our other income, net was $16,793,375 compared to a net other expense of $3,075,304 during the prior fiscal year. During the twelve months ended December 31, 2020, our other income and expense items were comprised of gain on derecognition of debt and accrued interest of $21,179,043, interest expense of $3,676,858 and interest income of $6,400, change in the fair value of our patent acquisition liability of $660,000, and foreign exchange loss of $55,210. By comparison, for the twelve months ended December 31, 2019, our other income and expense items were comprised of interest expense of $3,307,832 and interest income of $8,252, change in the fair value of our patent acquisition liability of $290,000, and foreign exchange loss of $65,724. The increase during the year is due to the gain on derecognition of debt and accrued interest as offset by an unfavorable change to our patent acquisition liability and additional interest expense on additional notes and loans issued during 2020 to fund operations.

Income Taxes

As of December 31, 2020, the Company has net operating loss carry forwards of approximately $13,000,000 that may be available to reduce future years’ taxable income. As December 31, 2020, the Company has a deferred tax asset of approximately $3,400,000 which has been completely offset by a valuation allowance. The Company believes that it is more likely than not that the carryforwards will expire unused as the Company has not been able to commence revenue generating activities to date.

Net Income (Loss)

Our net income for the fiscal year ended December 31, 2020 was $14,249,645 compared to a net loss of $5,655,119 during the fiscal year ended December 31, 2019 due to the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2020 and 2019, our liquid assets consisted of cash of $1,908 and $3,757, respectively.

As of December 31, 2020, our indebtedness includes a patent acquisition liability of $1,380,000, accrued interest of $1,125,034, accrued interest to related parties of $1,615,880, as well as loans payable, loans payable to related parties, convertible notes and convertible notes to related parties totaling $11,179,862, with maturity dates as outlined below. The convertible notes are generally due 2 years from issuance with notes maturing in 2018 through 2022. As of March 12, 2021 we are currently in default of $8,645,293 of unsecured debt. We expect our operating and administrative expenses to be at least $1,200,000 annually.

Description	Maturity Date	Amount
Loan Payable	6/30/2016	$75,000
Loan Payable	11/21/2018	302,379
Loan Payable – Related Party	12/31/2018	838,354
Loan Payable – Related Party	10/2/2019	300,000
Loan Payable – Share Interest	3/16/2021	150,000
Loan Payable – Share Interest – Related Party	3/16/2021	225,000
Convertible Notes	On Demand	867,641
Convertible Notes	Q2 2018	14,000
Convertible Notes	Q4 2018	68,000
Convertible Notes	Q1 2019	1,046,287
Convertible Notes	Q2 2019	405,000
Convertible Notes	Q3 2019	791,017
Convertible Notes	Q4 2019	457,701
Convertible Notes	Q1 2020	575,800
Convertible Notes	Q2 2020	117,000
Convertible Notes	Q3 2020	514,264
Convertible Notes	Q4 2020	478,824
Convertible Notes	Q1 2021	379,034
Convertible Notes	Q2 2021	332,000
Convertible Notes	Q3 2021	256,520
Convertible Notes	Q4 2021	349,360
Convertible Notes	Q2 2022	34,000
Convertible Notes	Q3 2022	44,000
Convertible Notes Related Party	Q1 2019	926,368
Convertible Notes Related Party	Q3 2020	1,612,313
Convertible Notes Related Party	Q2 2021	20,000

Total		$11,179,862

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Fiscal Year Ended December 31, 2020 Compared To Fiscal Year Ended December 31, 2019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the fiscal year ended December 31, 2020, we used $340,749 in operating activities compared to $869,350 during the fiscal year ended December 31, 2019. The decrease in the use of operating cash between the two periods related primarily to our collection of a portion of our other receivable and continued accrual of interest on our debts.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the fiscal year ended December 31, 2020 totaling $130,100 compared to the prior period of $190,000. During the twelve months ended December 31, 2020, our use of cash flows for investing activities were comprised of advances to CEN Ukraine of $114,000, advances to Emergence Global of $17,901, and proceeds from the sale of equipment of $1,801. By comparison, for the twelve months ended December 31, 2019, our use of cash flows for investing activities were comprised primarily of advances to CEN Ukraine of $190,000.

Cash Flows from Financing Activities

Cash flow provided by financing activities during the fiscal year ended December 31, 2020 totaling $469,000 compared to the prior period of $1,059,914. During the fiscal year ended December 31, 2020, we received $499,000 through issuance of convertible promissory notes payable to investors to fund our working capital requirements. During 2020, we repaid $30,000 of our debts. During the fiscal year ended December 31, 2019, we received $1,065,914 through issuance of loans and convertible promissory notes payable to investors to fund our working capital requirements. During 2019, we repaid $6,000 of our debts.

CEN has no committed source of debt or equity financing. Our Executive team and Board are seeking additional financing from their business contacts, but no assurances can be given that such financing will be obtained or, if obtained, on what terms. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal period ended December 31, 2020 that states that our lack of committed resources causes substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

No pronouncements were adopted by the Company and no pronouncements affected the Company during 2020.

Accounting Standards Issued But Not Yet Adopted

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

Our consolidated financial statements as of December 31, 2020 and 2019 and for the years then ended start on page 61.

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

Evaluation of disclosure and controls and procedures

As of December 31, 2020, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is a list of the names, ages and positions of our directors and executive officers.

Name	Age	Position(s)
Bahige (Bill) Chaaban	48	President, Chairman of the Board of Directors
Richard Boswell	54	Senior Executive Vice President and Director
Brian Payne	52	Vice President and Director
Harold Aubrey de Lavenu	55	Director
Ameen Ferris	52	Director
Donald Strilchuck	61	Director
Alex Tarrabain	58	Chief Financial Officer and Director
Dr. Usamakh Saadikh	56	Director

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

Richard Boswell is our Senior Executive Vice President and a member of our Board since July 2017. Mr. Boswell has 25 years of management experience working with companies of various sizes from start-ups through Fortune 10 listed organizations. His vast array of experience includes multiple industries, such as financial services, automotive, information technology, retail, and consulting. He has held key positions overseeing different functions such as information technology, investment analysis, financial planning, process improvement, sales and technology evaluation. Since February 2011 Mr. Boswell has been providing consulting service to clients through his company, BITS Group Inc. BITS Group Inc. provides business consulting and interim or outsourced executive services. Since January 2014, Mr. Boswell has been providing financial and business services to CEN Biotech through his company. Mr. Boswell holds BBA and MBA from Northwood University. Mr. Boswell also did post graduate studies in strategy and innovation management at Lawrence Technological University. Mr. Boswell’s diverse background and experience working with companies of differing sizes will add valuable contributions to the Board as the Company transitions through growth. In connection with the Share Purchase Agreement between the Company and AstralENERGY Solar Manufacturing Corporation, LTD (“AstralENERGY”), which was entered into on July 31, 2018 and terminated on May 19, 2020, Richard Boswell, the Company’s Senior Executive Vice President and a member of its Board of Directors, was appointed as the Interim Chief Executive Officer of AstralENERGY and as a member of its board of directors on August 1, 2018 and Mr. Boswell expects to continue to serve in his positions with AstralENERGY for the foreseeable future.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2020 and written representations that no other reports were required, the Company believes that all person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

A copy of our Code of Ethics will be provided to any person without charge, upon written request to the Company at 300-3295 Quality Way, Windsor, Ontario, N8T 3R9, Canada.

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

Meetings of the Board of Directors

The Board held 6 formal meetings during 2020.  Due to COVID-19 restrictions, meetings were held virtually and required signatures were collected electronically. Each director attended at least 75% of all meetings of the Board during 2020. .

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

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers, and our two highest compensated individuals not serving as executive officers, for the two fiscal years ended December 31, 2020 and 2019, which includes cash compensation, stock options awarded in lieu of cash compensation, and all other compensation:

2020 SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year Ended December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Bill Chaaban	2020	$31,200	-	$255,750	-	-	-	-	$286,950
President and Interim Chief Executive Officer (effective November 13, 2019)	2019	$31,200	-	$279,000	-	-	-	-	$310,200

Joseph Byrne	2020	$-	-	$-	-	-	-	-	$-
Chief Executive Officer (through November 13, 2019)(1)	2019	$31,200	-	$162,750	-	-	-	-	$196,950

Richard Boswell	2020	$31,200	-	$68,200	-	-	-	-	$99,400
Senior Executive Vice President and Chief Financial Officer (through May 20, 2019)	2019	$31,200	-	$74,400	-	-	-	-	$105,600

Alex Tarrabain	2020	$31,200	-	$303,000	-	-	-	-	$334,200
Vice President and Chief Financial Officer (effective May 21, 2019)	2019	$18,200	-	$530,250	-	-	-	-	$548,450

Brian Payne	2020	$31,200	-	$85,250	-	-	-	-	$116,450
Vice President	2019	$31,200	-	$93,000	-	-	-	-	$124,200

(1)Joseph Byrne resigned from all positions held with the Company on November 13, 2019.

Outstanding Equity Awards to Executive Officers at Fiscal Year-End 2020

The following table sets forth information regarding outstanding restricted stock awards to our named executive officers as of December 31, 2020:

	Restricted stock awards
Name	Equity incentive plan awards: Number of non- vested restricted shares outstanding (#)	Equity incentive plan awards: market or payout of unearned shares, units or other rights that have not vested ($)	Award expiration date
Alex Tarrabain (1)	425,000	$429,250	August 2022

(1)

On May 16, 2019, Mr. Tarrabain, an executive officer was granted a one-time equity award of restricted shares of the Company’s common stock pursuant to a Restricted Stock Agreement, provided that the officer continue to be employed by the Company, and will fully vest in the event of a Change in Control, as further described on the Current Report on Form 8-K, filed on May 16, 2019.

Compensation of Directors

The following table sets forth information regarding each element of compensation that we paid or awarded to our non-executive directors for the fiscal year ended December 31, 2020:

Name	Year	Cash Comp.	Equity Awards ($)	All other compensation ($)	Total
Ameen Ferris	2020	-	-	-	-
Harold Aubrey de Lavenu	2020	-	-	-	-
Donald Strilchuck	2020	-	-	-	-
Dr. Usamakh Saadikh	2020	-	-	-	-

Employment and Consulting Agreements

On November 30, 2017, the Company entered into an executive employment agreement (“Employment Agreement”) with certain executives (an “Executive”) of the Company, previously appointed by the Board. Under each Employment Agreement, the Executive with receive a base compensation and restricted stock of the Company, to vest at the earlier of (i) over a three-year period, provided that the Executive continues to be employed by the Company, or (ii) in the event of a change of control in the Company. In the event of termination, the Executive will receive any unpaid salary and reimbursement of expenses. In the event of a Change in Control (as defined in the Employment Agreement) or a strategic transaction, the Board may, but is not obligated to, provide the Executive with additional compensation, including additional stock options or restricted stock, for services outside of the Executive’s general scope of duties and responsibilities. Each Employment Agreement has an indefinite term. Under the respective Employment Agreement:

●

Bahige (Bill) Chaaban, President of the Company, Mr. Chaaban will receive compensation in the form of a base annual salary of $31,200 and a grant of 8,750,000 of restricted stock of the Company, of which 7,400,000 vested immediately and the remaining vested ratably each month over the next 36 months until November 2020. No additional grants of restricted stock were made in 2020 or 2019.

●

Joseph Byrne, Chief Executive Officer of the Company, Mr. Byrne will receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 of restricted stock of the Company, of which 325,000 vested immediately and the remaining vesting ratably each month over the next 36 months until November 2020. No additional grants of restricted stock were made in 2020 or 2019. Effective November 13, 2019, Mr. Byrne resigned and left the Company, at which point additional vesting and salary accruals ceased. As of April 2, 2020, the accrued salaries owed to Joe Byrne which amounted to $58,500 as of December 31, 2019 were settled through keeping his previously issued 337,500 restricted shares that had not vested.

●

Richard Boswell, Senior Executive Vice President of the Company, Mr. Boswell will receive compensation in the form of a base annual salary of $31,200 and a grant of 4,500,000 of restricted stock of the Company, of which 4,140,000 vested immediately and the remaining vested ratably each month over the next 36 months until November 2020. No additional grants of restricted stock were made in 2020 or 2019.

●

Brian Payne, Vice President of the Company, Mr. Payne will receive compensation in the form of a base annual salary of $31,200 and a grant of 750,000 of restricted stock of the Company, of which 300,000 vested immediately and the remaining vested ratably each month over the next 36 months until November 2020. No additional grants of restricted stock were made in 2020 or 2019.

On May 16, 2019, an employment agreement, under similar terms, was entered into with Mr. Tarrabain:

●

Under the Employment Agreement with Alex Tarrabain, Chief Financial Officer and as one of the Vice Presidents of the Company, Mr. Tarrabain will receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 shares of restricted stock of the Company, of which 350,000 vested immediately and the remaining vesting ratably each month over the next 36 months until May 2022. No additional grants of restricted stock were made in 2020 or 2019.

Limitation on Liability

Under the CBCA, a corporation may indemnify a director or officer of the corporation, a former director or officer of the corporation, or another individual who acts or acted at the corporation’s request as a director or officer, or an individual acting in a similar capacity, of another entity, against all costs, charges, and expenses, including an amount paid to settle an action or satisfy a judgment, reasonably incurred by the individual in respect of any civil, criminal, administrative, investigative, or other proceeding in which the individual is involved because of that association with the corporation or other entity. A corporation may not indemnify an individual unless the individual (i) acted honestly and in good faith with a view to the best interests of the corporation or, as the case may be, the other entity for which the individual acted as a director or officer in a similar capacity at the corporation’s request and (ii) in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, had reasonable grounds for believing that his or her conduct was lawful. Such indemnification may be made in connection with an action by or on behalf of the corporation or other entity to procure a judgment in its favor only with court approval. A director or officer is entitled to indemnification from the corporation as a matter of right if he or she was not judged by the court or other competent authority to have committed any fault or omitted to do anything that he or she ought to have done and fulfilled the conditions set forth above. The corporation may advance moneys to a director, officer or other individual for the costs, charges, and expenses of a proceeding referred to above. The individual shall repay the moneys if he or she does not fulfill the conditions set forth above to qualify for indemnification.

The Company’s by-laws provide that, subject to the CBCA and other applicable law, no director or officer is liable for (i) the acts, omissions, receipts, failures, neglects or defaults or any other director, officer or employee; (ii) joining in any receipt or other act for conformity; (iii) any loss, damage or expense happening to the Company through the insufficiency or deficiency of title to any property acquired for or on behalf of the Company; (iv) the insufficiency or deficiency of any security in or upon which any of the monies of the Company shall be invested; (v) any loss or damage arising from the bankruptcy, insolvency or tortious acts of any person with whom ay of the monies, securities or effects of the Company shall be deposited; or (vi) any loss occasioned by any error of judgment or oversight on his part, or for any other loss, damage or misfortune whatever which shall happen in the execution of the duties of his office or in relation to his office.

In addition, the by-laws provide that the Company will indemnify to the fullest extent permitted by the CBCA (i) any director or officer of the Company, (ii) any former director or officer of the Company, (iii) any individual who acts or acted at the Company’s request as a director or officer, or in a similar capacity, of another entity, and (iv) their respective heirs and legal representatives. The Company is authorized to execute agreements in favor of any of the foregoing persons evidencing the terms of the indemnity. Nothing in this by-law limits the right of any person entitled to indemnity to claim indemnity apart from the provisions of this by-law.

The Company may purchase and maintain insurance for the benefit of any person referred to in this subsection against such liabilities and in such amounts as the directors may determine and as are permitted CBCA.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

The Company will apply for officers and directors liability insurance at such time when it has the resources to do so.

The foregoing description of certain provisions of the Company's by-laws is qualified in its entirety by the actual by-laws of the Company as filed as an exhibit to this Annual Report on Form 10-K.

Subject to certain exceptions, the directors, all corporate officers and any employees working in conjunction therewith and the heirs, assigns and estates of such directors, officers and employees of the Company are insured against claims made against them, including claims arising under the Securities Act of 1933, and caused by negligent acts, errors, omissions or breaches of duty while acting in their capacities as such directors or officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the ownership of our common stock as of March 12, 2021 for:

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

Unless otherwise indicated, the address of each named person is c/o Cen Biotech, Inc. 300-3295 Quality Way, Windsor, Ontario, N8T 3R9, Canada. No shares beneficially owned by any executive officer or director have been pledged as security.

Name	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock(1)

Directors and Executive Officers
Bahige (Bill) Chaaban(2)	7,896,320	28.62%
Richard Boswell	3,814,321	13.83%
Brian Payne	774,285	2.81%
Harold Aubrey de Lavenu(3)	582,301	2.11%
Ameen Ferris	20,000	*
Donald Strilchuck	1,020,000	3.70%
Alex Tarrabain(4)	1,463,942	5.31%
Dr. Usamakh Saadikh	20,000	*
All executive officers and directors as a group (8 persons)	15,591,169	56.52%

5% Stockholders
Joseph Byrne(5)	1,645,262	5.96%

(1) Based on 27,587,363 shares of common stock issued and outstanding as of March 12, 2021.

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

(4) Please note that Alex Tarrabain’s shares represented above include 1,412,571 shares held by him in his name as noted on the shareholder list, 21,371 shares held in a brokerage account, as well as 30,000 shares of the Company’s common stock issuable upon conversion of a promissory note that is issued and outstanding but has not been converted at this time.

(5) Please note that Joseph Byrne’s shares represented above include 1,353,142 shares held by him in his name as noted on the shareholder list and 152,000 shares held by his wife, Claire Byrne, over which they both have dispositive and voting control, and also includes 140,120 shares of the Company’s common stock issuable upon conversion of a promissory notes that are issued and outstanding but has not been converted at this time. Joseph Byrne resigned from all positions held with the Company on November 13, 2019.

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

Directors' Duties.  Under Canadian law our directors and officers have a fiduciary duty to act honestly and in good faith in the best interests of the company. In determining whether they are acting in the best interests of the company, directors may consider the interests of various stakeholders, including the interests of our shareholders, employees, suppliers, creditors and customers. They can also consider the long-term and short-term interests of the company and our shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection.

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

Transactions with Related Persons

Loan Agreements

Mr. Chaaban has made several loans to the Company. In March 2018, Mr. Chaaban fully assigned and transferred all rights, title, and interests in his loans and related accrued interest due from CEN to his spouse:

●	In December 2014, a loan of $113,348 which bears interest at 10% per annum and is unsecured. This note was extended until December 31, 2018 and is currently in default.

●	In 2015, several notes aggregating $110,386 which bears interest at 10% per annum. These notes were due December 31, 2018 and are currently in default.

●

In 2016, Bill Chaaban made four additional loans with an aggregate principal balance of approximately $13,119 which bears interest of 10% per annum. These notes were due December 31, 2018 and are currently in default.

●

Two convertible notes totaling $1,388,122 which bear interest at 12% per annum. These notes were due December 31, 2018 and have conversion options totaling 867,576 common shares and are currently in default.

On July 12, 2017, the Company elected Harold Aubrey de Lavenu, Alex Tarrabain, and Joe Byrne to serve as Directors on the Board. Joseph Byrne resigned from all positions held with the Company on November 13, 2019. These individuals hold long term convertible notes payable issued prior to their election of $878,368, $48,000, and $224,191, respectively. The notes payable to Harold and Alex bear interest at 5% and are currently in default. The notes payable to Joe bear interest at 12% per annum and are currently in default. These notes are convertible to 719,100 common shares.

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

Leases

The Company also leased office space in Windsor, Ontario from RN Holdings LTD. The lease commenced on October 1, 2017 with R&D Labs (whose President is Bill Chaaban) and was subsequently assigned by R&D Labs to RN Holdings Ltd (a third-party) on May 8, 2019 when RN Holdings LTD purchased the building. The lease calls for monthly rental payments ranging from $2,608 to $3,390 through September 2027. Effective August 1, 2020, the Company ceased making payments and abandoned the leased space. Accordingly, the Company determined that there was no future economic value to the associated right-of-use asset and recognized a full impairment loss of $146,795 on August 1, 2020. As of March 12, 2021, the Company has not reached an agreement with RN Holdings Ltd to modify or to settle the remaining contractual liability, which therefore remains recorded as of December 31, 2020 under its original contractual terms.

Controlling Interest in Cen Biotech Ukraine.

On December 14, 2017, the Company entered into a Controlling Interest Purchase Agreement (the “Agreement”) with Bahige (Bill) Chaaban, our Interim Chief Executive Officer and member of our Board of Directors, and Usamakh Saadikh, a member of our Board of Directors.

Under the terms of the Agreement, the Company will acquire (the “Acquisition”) 51% of the outstanding equity interests in Cen Biotech Ukraine LLC (“Cen Ukraine”), a corporation that is organized and has its principal offices in Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of March 12, 2021 as the Company needs to raise additional funds in order to proceed with the closing. The Acquisition was unanimously approved by the independent members of the Board of Directors of the Company. Consummation of the Acquisition is subject to the conditions specified in the Agreement, including the receipt by the Company of the audited financial statements of Cen Ukraine, prepared in accordance with U.S. GAAP.

Advances to Cen Biotech Ukraine

There are advances of $1,179,328 and $1,065,328 to CEN Ukraine as of December 31, 2020 and 2019, respectively, which were made for the purpose of funding the operations of CEN Ukraine. To date the advances total $1,179,328 CEN Ukraine has used the advances as follows:

●	Approximately $300,000 to operate its office in Kiev;

●	Approximately $445,328 to employ several workers;

●	Approximately $350,000 for performing multiple test crops;

●	Approximately $75,000 for oil processing activities; and

●	Approximately $9,000 for payment of rent.

Bahige (Bill) Chaaban, our Interim Chief Executive Officer and member of our Board of Directors, and Usamakh Saadikh, a member of our Board of Directors, each directly own 25.5% of CEN Ukraine respectively. The remaining 49% of CEN Ukraine is owned by XN Pharma, which is an entity jointly owned by Bahige (Bill) Chaaban and Usamakh Saadikh. Bahige (Bill) Chaaban and Usamakh Saadikh do not currently hold any positions with CEN Ukraine. CEN Ukraine is operated and controlled by its sole director. Pursuant to Ukrainian law, stockholders of a company do not have the ability to control the company or the actions of its director.

Other

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments through 2026. As of December 31, 2020, no payments have been received on this note receivable.

AstralENERGY

In connection with the Share Purchase Agreement between the Company and AstralENERGY Solar Manufacturing Corporation, LTD (“AstralENERGY”), which was entered into on July 31, 2018 and terminated on May 19, 2020, Richard Boswell, the Company’s Senior Executive Vice President and a member of its Board of Directors, was appointed as the Interim Chief Executive Officer of AstralENERGY and as a member of its board of directors on August 1, 2018. Mr. Boswell has not received any compensation from AstralENERGY in connection with the foregoing services. Mr. Boswell expects to continue to serve in his positions with AstralENERGY for the foreseeable future.

Loan to Emergence Global

A loan totaling $17,901 was made to Emergence Global Enterprises Inc. (“Emergence Global”) as of December 31, 2020. The loan was made for the business purpose of assisting Emergence with operating expenses. Emergence Global’s Chief Executive Officer is Joseph Byrne, a 5% shareholder and former CEO of CEN. Joseph Byrne, previously served as the Chief Executive Officer and member of the Board of Directors of the Company from July 2017 until November 13, 2019.

During the years ended December 31, 2020 and 2019, the Company incurred consulting fees with certain board members and officers totaling $124,800 and $154,517, respectively. As of December 31, 2020, and 2019, $330,200 and $263,900, respectively, was payable to these related parties for consulting charges and is included within accrued expenses.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). See “Directors, Executive Officers and Corporate Governance”—“Director Independence”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2020 and 2019.

ACCOUNTING FEES AND SERVICES	2020	2019

Audit fees	$85,500	$83,000
Audit-related fees	-	-
Tax fees	5,200	5,000
All other fees	-	-

Total	$90,700	$88,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. The Company paid Mazars USA LLP audit fees amounting to $85,500 and $83,000 in 2020 and 2019, respectively.

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

10.22	Share Repurchase Agreement, executed as of November 27, 2018, by and between James L. Robinson and CEN Biotech Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC November 30, 2018).

10.23	Agreement for use of patent between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc., dated April 15, 2019. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2019).

10.24	Executive Employment Agreement dated May 16, 2019, between CEN Biotech, Inc. and Alex Tarrabain. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC May 16, 2019).

10.25	Restricted Stock Agreement dated May 16, 2019, between CEN Biotech, Inc. and Alex Tarrabain. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC May 16, 2019).

10.26	Departure of Joseph Byrne from CEN Biotech, dated November 13, 2019, (Incorporated by reference to Exhibit 17.1 to the Company’s Current Report on Form 8-K filed with the SEC November 18, 2019).

10.27	Amendment dated March 16, 2020, to Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC March 17, 2020).

10.28	Termination and Release Agreement dated May 19, 2020. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC May 20, 2020).

21.1	Subsidiaries of Cen Biotech, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance
101.SC	XBRL Taxonomy Extension Schema
101.CA	XBRL Taxonomy Extension Calculation
101.DE	XBRL Taxonomy Extension Definition
101.LA	XBRL Taxonomy Extension Labels
101.PR	XBRL Taxonomy Extension Presentation

___________________

*Filed herewith.

b.     Financial Statement Schedules

None

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2021	By:	/s/ Bahige Chaaban
Name: Bahige Chaaban
Title: Interim Chief Executive Officer (principal executive officer)

Dated: March 12, 2021	/s/ Alex Tarrabain
Name: Alex Tarrabain
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 12, 2021	/s/ Bahige (Bill) Chaaban
Name: Bahige (Bill) Chaaban
Title: Director

Dated: March 12, 2021	/s/ Richard Boswell
Name: Richard Boswell
Title: Director

Dated: March 12, 2021	/s/ Brian Payne
Name: Brian Payne
Title: Director

Dated: March 12, 2021	/s/ Harold Aubrey de Lavenu
Name Harold Aubrey de Lavenu
Title: Director

Dated: March 12, 2021	/s/ Ameen Ferris
Name: Ameen Ferris
Title: Director

Dated: March 12, 2021	/s/ Donald Strilchuck
Name: Donald Strilchuck
Title: Director

Dated: March 12, 2021	/s/ Alex Tarrabain
Name: Alex Tarrabain
Title: Director

Dated: March 12, 2021	/s/ Dr. Usamakh Saadikh
Name: Dr. Usamakh Saadikh
Title: Director

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CEN Biotech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CEN Biotech, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company also had an accumulated deficit of $27,060,527 at December 31, 2020. The Company is dependent on obtaining necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue their operations. The COVID-19 pandemic has hindered the Company’s ability to raise capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

March 12, 2021

CEN BIOTECH, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2020 and 2019

	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$1,908	$3,757
Loan receivable from Emergence Global Enterprises Inc. - related party	17,901	-

Total current assets	19,809	3,757

Property, plant and improvements
Property and equipment, net	-	148,125
Other assets
Operating lease right-of-use assets	-	229,284
Other receivable	113,999	424,110
Note receivable - related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC - related party	1,179,328	1,065,328
Intangible assets, net	4,956,147	5,380,959

Total assets	$6,314,142	$7,296,422

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$190,716	$181,266
Accounts payable – related parties	8,347	-
Loans payable	527,379	10,121,411
Loans payable – related parties	1,363,354	1,362,600
Convertible notes payable	6,652,448	5,185,412
Convertible notes payable- related parties	2,558,681	2,538,681
Accrued interest	1,125,034	9,585,055
Accrued interest – related parties	1,615,880	1,274,899
Lease liabilities	22,895	44,361
Accrued expenses	641,023	574,723

Total current liabilities	14,705,757	30,868,408

Operating lease liabilities, less current portion	142,102	184,263
Patent acquisition liability	1,380,000	720,000
Convertible notes, less current portion	78,000	1,038,913
Convertible notes - related parties, less current portion	-	20,000

Total liabilities	16,305,859	32,831,584

Commitments and contingencies (Notes 4, 7, 10, 11, 15, 16, 17, 19, and 21)

Shareholders’ deficit
Common stock; unlimited authorized shares; 27,557,363 and 26,953,363 issued and outstanding as of December 31, 2020 and 2019, respectively. No par value.	-	-
Additional paid-in capital	17,068,810	15,775,010
Accumulated deficit	(27,060,527)	(41,310,172)
Total shareholders’ deficit	(9,991,717)	(25,535,162)
Total liabilities and shareholders’ deficit	$6,314,142	$7,296,422

See accompanying notes to consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Years Ended December 31, 2020 and 2019

	2020	2019

Operating expenses
Consulting fees	$298,077	$37,178
Consulting fees – related parties	124,800	154,517
Stock based compensation	746,300	1,176,600
General and administrative	1,038,466	1,211,520
Loss on lease abandonment	146,795	-
Loss on lease termination	53,692	-
Loss on disposal of property and equipment	135,600	-

Total operating expenses	2,543,730	2,579,815

Loss from operations	(2,543,730)	(2,579,815)

Other income (expense)
Gain on derecognition of debt and accrued interest	21,179,043	-
Interest expense	(3,233,421)	(2,857,910)
Interest expense – related parties	(443,437)	(449,922)
Interest income	6,400	8,252
Change in fair value of patent acquisition liability	(660,000)	290,000
Foreign exchange loss	(55,210)	(65,724)

Other income (expense), net	16,793,375	(3,075,304)

Net income (loss)	$14,249,645	$(5,655,119)

Net Income (Loss) Per Share:
Basic	$0.52	$(0.21)
Diluted	$0.45	$(0.21)

Weighted Average Number of Shares Outstanding
Basic	27,264,072	26,364,500
Diluted	32,732,510	26,364,500

See accompanying notes to consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders’ Deficit
Years Ended December 31, 2020 and 2019

		Common	Additional		Total
	Common	Shares	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances, January 1, 2019	25,473,363	$-	$14,393,660	$(35,655,053)	$(21,261,393)

Stock-based compensation	1,250,000	-	1,176,600	-	1,176,600

Issuance of common stock - interest shares	180,000	-	168,750	-	168,750

Issuance of common stock - consulting	50,000	-	36,000	-	36,000

Net loss	-	-	-	(5,655,119)	(5,655,119)

Balances, December 31, 2019	26,953,363	-	$15,775,010	(41,310,172)	(25,535,162)

Stock-based compensation	-	-	746,300	-	746,300

Issuance of common stock - interest shares	180,000	-	159,300	-	159,300

Issuance of common stock - consulting	387,500	-	279,000	-	279,000

Issuance of common stock - settlement of accrued liability	-	-	58,500	-	58,500

Issuance of common stock – lease termination settlement	36,500	-	50,700	-	50,700

Net income	-	-	-	14,249,645	14,249,645

Balances, December 31, 2020	27,557,363	$-	$17,068,810	$(27,060,527)	$(9,991,717)

See accompanying notes to consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY Consolidated Statements of Cash Flows Years Ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net income (loss)	$14,249,645	$(5,655,119)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,724	18,384
Amortization	424,812	424,812
Lease expense (benefit)	15,870	(660)
Loss on disposal of property and equipment	135,600	-
Loss on operating lease right-of-use asset - lease abandonment	146,795	-
Loss on operating lease right-of-use asset - lease termination settlement	2,992	-
Stock-based compensation - employees	746,300	1,176,600
Stock-based compensation - non-employees	279,000	36,000
Shares issued related to lease termination settlement	50,700	-
Shares issued for interest	159,300	168,750
Non-cash services expense	19,000	-
Change in fair value of patent acquisition liability	660,000	(290,000)
Gain on derecognition of debt	(21,179,043)	-
Foreign exchange loss	55,210	65,724
Changes in operating assets and liabilities
Other receivable	310,111	(5,205)
Accounts payable	(2,507)	(36,009)
Accounts payable – related parties	8,347	-
Accrued interest – related and non-related parties	3,441,595	3,055,027
Accrued expenses	124,800	172,346

Net cash used in operating activities	(340,749)	(869,350)

Cash flows from investing activities
Loan to Emergence Global Enterprises Inc.	(17,901)	-
Advances to CEN Biotech Ukraine LLC	(114,000)	(190,000)
Proceeds from sale of equipment	1,801	-

Net cash used in investing activities	(130,100)	(190,000)

Cash flows from financing activities
Issuance of convertible notes	499,000	1,045,914
Repayment of convertible notes	(30,000)	(6,000)
Issuance of convertible notes - related parties	-	20,000

Net cash provided by financing activities	469,000	1,059,914

Net (decrease) increase in cash and cash equivalents	(1,849)	564

Cash and cash equivalents, beginning of year	3,757	3,193

Cash and cash equivalents, end of year	$1,908	$3,757

Supplemental cash flows disclosures
Cash paid for interest	$75,963	$85,847

Non-cash transactions - investing and financing activities
Issuance of note payable for services	$19,000	$-
Issuance of common stock - settlement of accrued liability	$58,500	$-

See accompanying notes to consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Use of Estimates and Assumptions

The accompanying consolidated financial statements include certain estimates and assumptions which affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements (including intangible assets), and the reported amounts of expenses during the reporting period, including stock-based compensation. Accordingly, actual results may differ from those estimates.

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

See Note 5 for disposal charges taken in 2020 related to all property, plant and improvements.

Intangible Assets

Intangible assets include a patent with a definite useful life and is being amortized over 16 years. Management annually reviews this asset for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted cash flows of the asset. If the carrying amount of an asset may not be recoverable, a write-down to fair value is recorded. Fair values are determined based on the discounted cash flows, or external appraisals, as applicable.

Research and Development Expenditures

CEN expenses all research and development expenses when incurred. There were no research and development expenses incurred in 2020 or 2019.

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

Income (Loss) per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45. Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For 2019, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

Leases

The Company accounts for leases pursuant to ASC Topic 842, “Leases”. This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. At the inception of each lease, its appropriate classification as an operating or financing lease is determined. All of the Company’s leases are operating leases. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease right of use (“ROU”) assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs and lease incentives. During 2020, the Company entered into a mutual termination and release agreement for the 20 North Rear Road property and abandoned the leased office space in Windsor, Ontario, see Note 15.

NOTE 3 – NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

No pronouncements were adopted by the Company and no pronouncements affected the Company during 2020.

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

NOTE 4 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $27,060,527 at December 31, 2020 and had no committed source of additional debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 8, 9, 10, and 11. The Company will continue to raise additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. The COVID-19 pandemic has hindered the Company’s ability to raise capital. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

NOTE 5 – PROPERTY, PLANT AND IMPROVEMENTS, NET

Property and equipment, net consists of the following as of December 31:

	2020	2019
Leasehold improvements	$-	$166,163
Furniture and equipment	-	17,668
Accumulated depreciation	-	(35,706)

Net property, plant and improvements	$-	$148,125

Depreciation and amortization expense was $10,724 and $18,384 for the years ended December 31, 2020 and 2019, respectively.

Effective August 1, 2020, the Company terminated both their operating lease at 20 North Rear Road with Jamsyl Group, a third-party, and abandoned their office space under operating lease with RN Holdings Ltd, a third-party, in Windsor, Ontario (Note 15). All property, plant, and improvements, including the previously held equipment that had secured the Global Holdings International, LLC loan (Note 8), were located at these locations and, with the exception of proceeds of $1,801 from sales of associated assets, all remaining property, plant, and improvements were abandoned resulting in a loss on disposal of $135,600 for the year ended December 31, 2020.

NOTE 6 – ADVANCES TO CEN BIOTECH UKRAINE AND LOAN RECEIVABLE FROM EMERGENCE GLOBAL

On December 21, 2020, the Company entered into a loan agreement with Emergence Global Enterprises Inc. (Emergence Global), a related party, (see Note 14) and advanced funds of $17,901. The loan was made for the purpose of funding the operations of Emergence Global. The loan is unsecured, non-interest bearing, and is due on December 31, 2021.

At December 31, 2020 and 2019, the Company had advances of $1,079,328 and $1,065,328 respectively, to CEN Biotech Ukraine, LLC, a related party, (see Note 14). The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC and are unsecured, non-interest bearing, and are due on demand.

NOTE 7 – INTANGIBLE ASSETS

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

In March 2018, the Tesla agreement was amended to replace the $5 million stock consideration commitment with a commitment to issue one million registered shares of CEN common stock with a closing date of September 30, 2018. On October 4, 2018, this agreement was amended to extend the closing date to December 15, 2018. On April 3, 2019, the Company entered into an amendment which extended the closing date of the agreement to December 31, 2019. On March 16, 2020 the Company entered into an amendment extending the closing date until December 31, 2021. The March 2018 modification of the agreement converted a fixed value of shares to a fixed number of shares. Accordingly, the liability was reduced and additional paid in capital was increased by $4,380,000 to reflect the fair value of the shares committed at the date of the amendment. As of December 31, 2020 and 2019, the fair value of this liability was $1,380,000 and $720,000, respectively. This liability will be remeasured at each reporting date using the current fair value of CEN’s common shares.

The Company intends to explore using the patented LED Lighting Technology across manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired, other than the patent, included certain machinery and raw materials, which were old and non-functioning and accordingly, had no fair value.

The intangible assets consists of the following as of December 31:

	2020	2019

Lighting patent	$6,797,000	$6,797,000
Accumulated amortization	(1,840,853)	(1,416,041)

Net	$4,956,147	$5,380,959

As of December 31, 2020 and 2019, there is no impairment expense recognized based on the Company’s expectations that it will be able to monetize the patent. The lighting patent is being amortized straight-line over 16 years. Expected amortization expense is $424,812 per year through 2031, with the remaining $283,215 to be amortized in 2032.

NOTE 8 – LOANS PAYABLE

Loans payable consist of the following at December 31:

	2020	2019
Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note was previously secured by equipment that the Company disposed of on August 1, 2020.	$75,000	$9,675,000

Mortgage payable in default to ARG & Pals, Inc., for the original amount of CAD 385,000. The mortgage bears interest at 22% per annum, is unsecured, and matured on November 21, 2018.	302,379	296,411

Loan payable to an individual, issued January 17, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan which matures on March 16, 2021.	50,000	50,000

Loan payable to an individual, issued April 13, 2018, with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan which matures on March 16, 2021.	100,000	100,000

Total loans payable (all current)	$527,379	$10,121,411

During 2020, $9,600,000 plus $11,579,043 in associated accrued interest payable to Global Holdings International, LLC (“GHI”) was derecognized. The note matured on June 30, 2016 and the Company was in default. As at no time since the default on the loan did GHI, its principal, agent or its attorneys reach out via mail, e-mail, text or phone to demand payment on the loan. The Company reached out numerous times and never received a response or demand for payment or notice of default on the loan. CEN’s last attempt occurred in November 2020. The note, related interest and venue for the agreement are governed by Ontario Law and according to the Ontario Limitations Act (Limitations Act, 2002, S.O. 2002, c. 24, Sched. B) the statute of limitations is 2 years from the date of default under the note. The date of default was June 30, 2016, which is over the 2-year Statute of Limitation (SOL) period, and therefore the lender is outside of the SOL and cannot bring an action in Court against the Company for the debt. As a result of the legal finding, and having exhausted all reasonable efforts to contact GHI, the Company exercised its legal rights to derecognize the principal and interest obligations related to the related note with GHI which in accordance with ASC 405-20-40-1(b), is when CEN is judicially released from its obligations under the note.

During both 2020 and 2019, 72,000 common shares were issued to individuals for loans made to CEN. Accordingly, during the 2020 and 2019, $63,720 and $67,500 in interest expense and additional paid-in capital was recorded, respectively.

NOTE 9 – LOANS PAYABLE- RELATED PARTY

Loans payable - related party consists of the following at December 31:

	2020	2019
Loans payable in default to the spouse of Bill Chaaban, President of CEN, for the original amounts of CAD 48,630 and USD $198,660, bear interest at 10% per annum. These are unsecured loans that matured on December 31, 2018.	$236,854	$236,100

Loans payable in default to a former director of Creative, former parent company, bear interest at 10% per annum. This are unsecured loans that matured on December 31, 2018.	601,500	601,500

Loan payable in default to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the President of CEN, bearing interest at 8% per annum. This is an unsecured loan that matured on October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loan payable to the spouse of Joseph Byrne, a 5% shareholder and former CEO of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan that matures on March 16, 2021.	100,000	100,000

Loan payable to Alex Tarrabain, a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan that matures on March 16, 2021.	75,000	75,000

Loan payable to Joseph Byrne, a 5% shareholder and former CEO of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan that matures on March 16, 2021.	50,000	50,000

Total loans payable - related party	1,363,354	1,362,600
Less: current portion	1,363,354	1,362,600

Long-term portion loans payable - related party	$-	$-

Attributable related party accrued interest was $568,969 and $460,784 as of December 31, 2020 and 2019, respectively. Interest expense attributable to related party loans was $202,640 and $209,661 in 2020 and 2019, respectively.

During both 2020 and 2019, 108,000 common shares were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during 2020 and 2019, $95,580 and $101,250 in related party interest expense and additional paid-in capital was recorded, respectively.

NOTE 10 – CONVERTIBLE NOTES

Convertible notes payable consists of the following at December 31:

	2020	2019
Convertible note payable, due on demand, for the original amount of CAD 1,104,713, bearing interest at 7% per annum with conversion rights for 335,833 common shares.	$867,641	$850,519

Convertible notes payable to multiple private investors, including certain notes in default, bearing interest at 5% per annum with conversion rights for 3,639,365 common shares, maturing at various dates between May 2018 and September 2022.	5,862,807	5,373,806

Total convertible notes payable	6,730,448	6,224,325
Less current portion	6,652,448	5,185,412

Convertible notes payable, less current portion	$78,000	$1,038,913

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 3,975,198 common shares.

As of March 12, 2021, we are currently in default of $4,590,880 of convertible notes payable, which are convertible into 2,844,410 shares of common stock.

NOTE 11 – CONVERTIBLE NOTES - RELATED PARTY

Convertible notes - related party consists of the following at December 31:

	2020	2019
Convertible note in default due to the spouse of Bill Chaaban, President of CEN, which bears an interest at 12% per annum. This note is convertible to 867,576 common shares and matured on August 17, 2020.	$1,388,122	$1,388,122

Convertible notes in default due to Harold Aubrey de Lavenu, a Director of CEN, bearing interest at 5% per annum. These notes are convertible to 548,980 common shares and matured on March 31, 2019.	878,368	878,368

Convertible note in default due to Alex Tarrabain, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 30,000 common shares and matured on March 31, 2019.	48,000	48,000

Convertible notes in default due to Joseph Byrne, CEO of CEN, bearing interest at 12% per annum. This note is convertible to 140,120 common shares and matured on August 17, 2020.	224,191	224,191

Convertible note due to Darren Ferris, brother of Ameen Ferris, a Director of CEN, bearing interest at 5% per annum. This note is convertible to 12,500 common shares with a maturity date of June 19, 2021.	20,000	20,000

Total convertible notes payable - related party	2,558,681	2,558,681
Less current portion	2,558,681	2,538,681

Convertible notes payable - related party, less current portion	$-	$20,000

Attributable related party accrued interest was $1,046,911 and $814,115 as of December 31, 2020 and 2019, respectively. Interest expense attributable to related party convertible notes was $240,797 and $240,261 in 2020 and 2019, respectively.

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 1,599,176 common shares.

As of March 12, 2021, we are currently in default of $2,538,681 of convertible notes payable, which are convertible into 1,586,676 shares of common stock.

NOTE 12 – INCOME TAXES

A reconciliation of the effective tax rate of the income tax benefit and the statutory income tax rates applied to the loss before income taxes is as follows for the years ended December 31:

	2020	2019

Income tax benefit at Canadian statutory rate	26.5%	26.5%
Valuation allowance	(26.5%)	(26.5%)

Effective income tax rate	0%	0%

As of December 31, 2020, the Company has net operating loss carry forwards of approximately $13,000,000 that may be available to reduce future years’ taxable income. Such carry forwards typically expire after 20 years. The Company currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, because the Company believes that it is more likely than not that the carryforwards will expire unused and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the years ended December 31:

	2020	2019

Deferred tax asset - net operating losses	$3,400,000	$6,800,000
Deferred tax asset valuation allowance	(3,400,000)	(6,800,000)

Net deferred tax asset	$-	$-

The change in the valuation allowance amounted to $3,400,000 and $1,500,000 for the year ended December 31, 2020 and 2019, respectively. All other temporary differences are immaterial both individually and in the aggregate to the consolidated financial statements.

Company management analyzes its income tax filing positions in Canadian federal and provincial jurisdictions where it is required to file income tax returns, for all open tax years in these jurisdictions, to identify potential uncertain tax positions. As of December 31, 2020, there are no uncertain income tax positions taken or expected to be taken that would require recognition of a liability or disclosure in the consolidated financial statements. The Company is subject to routing audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Generally, the Company is no longer subject to income tax examinations for years prior to 2017.

NOTE 13 – SHAREHOLDERS’ DEFICIT / STOCK ACTIVITY

The Company is authorized to issue an unlimited number of common shares and an unlimited number of special voting shares. Common shares have no stated par value.

As of December 31, 2020, 5,574,374 shares of common stock are committed to the holders of the convertible notes.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has received loans from several related parties, as described above in Notes 9 and 11.

A loan totaling $17,901 was made to Emergence Global Enterprises Inc. (“Emergence Global”) as of December 31, 2020. The loan was made for the business purpose of assisting Emergence with operating expenses. Emergence Global’s Chief Executive Officer is Joseph Byrne, a 5% shareholder and former CEO of CEN. Joseph Byrne, previously served as the Chief Executive Officer and member of the Board of Directors of the Company from July 2017 until November 13, 2019.

There are advances of $1,179,328 and $1,065,328 to CEN Ukraine as of December 31, 2020 and 2019, respectively. Such advances were made for the purpose of funding the operations of CEN Ukraine as summarized in Note 6. CEN Ukraine was founded by Bill Chaaban. Prior to December 3, 2017, Bill Chaaban directly owned 51% of CEN Ukraine. CEN Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Ukraine. On December 14, 2017, the Company entered into a controlling interest purchase agreement with Bill Chaaban, our interim Chief Executive Officer and member of our board of directors, and another shareholder of CEN Ukraine, Usamakh Saadikh, a member of our board of directors, for 51% of the outstanding equity interests of CEN Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of March 12, 2021, as the Company needs to raise additional funds in order to proceed with the closing. Bahige (Bill) Chaaban, our Interim Chief Executive Officer and member of our Board of Directors, and Usamakh Saadikh, a member of our Board of Directors, each directly own 25.5% of CEN Ukraine respectively. The remaining 49% of CEN Ukraine is owned by XN Pharma, which is an entity jointly owned by Bahige (Bill) Chaaban and Usamakh Saadikh. Bahige (Bill) Chaaban and Usamakh Saadikh do not currently hold any positions with CEN Ukraine. CEN Ukraine is operated and controlled by its sole director. Pursuant to Ukrainian law, shareholders of a company do not have the ability to control the company or the actions of its director. CEN Ukraine is operated under the direction of its management per the guidelines of Ukrainian law.

On July 12, 2017, the Company’s Shareholders elected individuals to serve as Directors on the Board. These individuals hold long-term convertible notes payable issued prior to the election. All notes payable bear interest at 5% per annum and are convertible to common shares with various maturity dates. They became related parties when they were elected.

During the years ended December 31, 2020 and 2019, the Company incurred payroll and consulting expenses with certain Board Members and Officers totaling $124,800 and $154,517, respectively. As of December 31, 2020 and 2019, $330,200 and $263,900 was payable to these related parties for payroll and consulting charges, which are included within accrued expenses.

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments beginning in 2017 through 2026. No payments have been received as of December 31, 2020, however, management expects this balance to be collectible.

NOTE 15 – LEASE (INCLUDING RELATED PARTIES)

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

Jamaal Shaban (“Lessor”), cousin of Bill Chaaban, leased the 20 North Rear Road property to the Company under an agreement effective January 2017 for monthly rental payments of CAD 4,000 plus taxes for a period of five years. This lease was assigned by the Lessor to Jamsyl Group, a third-party, when Jamsyl Group purchased the property from Jamaal Shaban in October 2019. Effective August 1, 2020, the Company entered into a mutual termination and release agreement with Jamsyl Group in exchange for 36,500 shares of CEN common stock, valued at $50,700, which vested immediately, based upon remaining lease payments owed. The lease had been accounted for as an operating lease. All remaining associated right-of-use assets as of August 1, 2020 of $48,110 and associated liabilities of $45,118 were written off in conjunction, resulting in a loss on lease termination of $53,692. As of December 31, 2019, the operating right of use asset was $68,547, and the associated liability was $65,467, utilizing an 8% discount rate. During 2020 and 2019, lease expenses of approximately $20,000 and $33,000, respectively, related to this agreement were recognized within general and administrative expenses.

The Company also leases office space in Windsor, Ontario from R&D Labs Canada, Inc., whose president is Bill Chaaban. This lease was subsequently assigned to RN Holdings Ltd, a third-party, on May 8, 2019 when RN holdings purchased the building. Under the lease agreement effective October 1, 2017, monthly rents of CAD 2,608 are due through September 2022, at which point monthly rents of CAD 3,390 are due. Effective August 1, 2020, the Company ceased making payments and abandoned the leased space. Accordingly, the Company determined that there was no future economic value to the associated right-of-use asset and recognized a full impairment loss of $146,795 on August 1, 2020. As of March 12, 2021, the Company has not reached an agreement with RN Holdings Ltd to modify or to settle the remaining contractual liability, which therefore remains recorded as of December 31, 2020 under its original contractual terms. As of December 31, 2019, the operating right of use asset was $160,737, and the associated liability as of December 31, 2020 and 2019 was $164,997 and $163,157, respectively, utilizing an 8% discount rate. During 2020 and 2019, lease expenses of approximately $35,000 and $26,000, respectively related to this agreement were recognized within general and administrative expenses.

Maturities of the operating lease liability at December 31, 2020 was as follows:

Amount
2021	$34,822
2022	26,423
2023	31,952
2024	31,952
2025	31,952
Thereafter	55,916

Total lease payments	$213,017
Less imputed interest	48,020
Present value of lease liabilities	$164,997

NOTE 16 – STOCK BASED COMPENSATION

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

Employment Agreements

On November 30, 2017, employment agreements were entered into with four key members of management:

●

Under the Employment Agreement with Bahige (Bill) Chaaban, President of the Company, Mr. Chaaban will receive compensation in the form of a base annual salary of $31,200 and a grant of 8,750,000 shares of restricted stock of the Company, of which 7,400,000 vested immediately and the remaining vested ratably each month over the next 36 months until November 2020.

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

●

Under the Employment Agreement with Richard Boswell, Senior Executive Vice President and Chief Financial Officer of the Company, Mr. Boswell will receive compensation in the form of a base annual salary of $31,200 and a grant of 4,500,000 shares of restricted stock of the Company, of which 4,140,000 vested immediately and the remaining vested ratably each month over the next 36 months until November 2020.

●

Under the Employment Agreement with Brian Payne, Vice President of the Company, Mr. Payne will receive compensation in the form of a base annual salary of $31,200 and a grant of 750,000 shares of restricted stock of the Company, of which 300,000 vested immediately and the remaining vested ratably each month over the next 36 months until November 2020.

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

Restricted Stock Awards

The total grant-date fair value of the restricted shares noted in the employment agreements and equity compensation grants sections above was $13,013,241 and $12,734,241 as of December 31, 2020 and 2019, respectively. During 2020 and 2019, 387,500 restricted shares with a grant date fair value of $279,000 and 1,300,000 restricted shares with a grant date fair value of $1,298,500, respectively, were awarded. The grant-date fair value is calculated utilizing an enterprise valuation model as of the date the awards are granted. With the exception of immediately vesting portions of awards, shares typically vest pro-rata over the requisite service period, which is generally three years from the grant-date. Non-vested restricted stock awards participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

During 2020 and 2019, 1,987,500 and 1,887,500 of these shares vested, respectively. The fair value of the restricted stock which vested amounted to $1,237,250 and $1,380,000 for 2020 and 2019, respectively.

Compensation expense, broken out by allocation, recognized in connection with the restricted stock awards was as follows for the years ended December 31:

	2020	2019

Stock Based Compensation	$746,300	$1,176,600
Professional fees	279,000	36,000

Total	$1,025,300	$1,212,600

Non-vested restricted stock award activity for the years ended December 31, 2020 and 2019 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term (Years)
Non-vested at January 1, 2019	2,612,500	$0.62	2.00
Granted	1,300,000	1.00	-
Vested	(1,887,500)	0.70	-
Forfeited	-	-	-
Non-vested at December 31, 2019	2,025,000	$0.76	1.54
Granted	387,500	0.72	-
Vested	(1,987,500)	0.70	-
Forfeited	-	-	-
Non-vested at December 31, 2020	425,000	$1.01	1.50

The fair value of the restricted stock grants was based on the valuation of a third-party specialist. As of December 31, 2020, unrecognized compensation expense totaled $429,250, which will be recognized on a straight-line basis over the vesting period or requisite service period through May 2022.

NOTE 17 - OTHER RECEIVABLE

In May 2017, as amended on June 30, 2018 and on February 16, 2021, CEN entered into an agreement with Clear Com Media, Inc. ("Clear Com") to provide a line of credit to Clear Com in amounts up to CAD $1,000,000 ($785,400) through December 31, 2021 (maturity date) at a rate of 2% per annum. No allowance was considered necessary as of December 31, 2020 or 2019. The agreement was entered into to support the development of technologies that may be of future value to the Company.

NOTE 18 – NET INCOME (LOSS) PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of December 31, 2019. During 2020, the potential common shares from the Tesla Agreement, which are contingent on certain events as described in Note 7, were excluded as the effect of conversion was anti-dilutive. Common stock equivalents that were excluded for the years ended December 31, 2020 and 2019 because they were anti-dilutive are as follows:

	2020	2019
Convertible debt	-	4,930,555
Tesla agreement	1,000,000	1,000,000

The following table shows the computation of basic and diluted earnings per share for 2020:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$14,249,645	27,264,072	$0.52

Effect of Dilutive Securities
Convertible debt	585,392	5,468,438

Diluted EPS
Income available to common stockholders with assumed conversions	$14,835,037	32,732,510	$0.45

NOTE 19 – CONTINGENCY

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

NOTE 20 – FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

The fair value of the Company’s financial instruments are as follows:

	Fair Value Measured at Reporting Date Using

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2020:
Cash and cash equivalents	$1,908	$-	$1,908	$-	$1,908
Other receivables	$113,999	$-	$-	$113,999	$113,999
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to Emergence
Global - related party	$17,901	$-	$-	$17,901	$17,901
Advances to CEN Biotech
Ukraine, LLC - related party	$1,179,328	$-	$-	$1,179,328	$1,179,328
Loans payable	$527,379	$-	$-	$527,379	$527,379
Loans payable – related parties	$1,363,354	$-	$-	$-	$-
Patent acquisition liability	$1,380,000	$-	$-	$1,380,000	$1,380,000
Convertible notes payable	$6,730,448	$-	$-	$7,766,663	$7,766,663
Convertible notes payable – related parties	$2,558,681	$-	$-	$-	$-

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2019:
Cash and cash equivalents	$3,757	$-	$3,757	$-	$3,757
Other receivables	$424,110	$-	$-	$424,110	$424,110
Note receivable - related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech
Ukraine, LLC - related party	$1,065,328	$-	$-	$1,065,328	$1,065,328
Loans payable	$10,121,411	$-	$-	$10,121,411	$10,121,411
Loans payable – related parties	$1,362,600	$-	$-	$-	$-
Patent acquisition liability	$720,000	$-	$-	$720,000	$720,000
Convertible notes payable	$6,224,325	$-	$-	$6,918,486	$6,918,486
Convertible notes payable – related parties	$2,558,681	$-	$-	$-	$-

The fair values of other receivables (including related accrued interest), note receivable - related party, and advances to Emergence Global and CEN Biotech Ukraine, LLC approximate carrying value due to the terms of the instruments.

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

The fair value of the patent acquisition liability in 2020 and 2019 is based upon the fair value of the common stock, which was obtained from a 3rd party valuation specialist. This valuation report utilized a cash-free asset value model to estimate enterprise value based upon similar companies.

NOTE 21 – AGREEMENTS AND FILINGS

FINRA and SEC Filings

On January 27, 2020, a market maker filed a Form 211 Application with the Financial Industry Regulatory Authority ("FINRA") to request permission to quote and trade the securities of CEN Biotech, Inc. on OTC Markets. However, there can be no assurance that FINRA will approve the Form 211 Application. As of March 12, 2021, the application has not been approved.

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

NOTE 22 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the Company has issued convertible notes for $110,000 which is convertible to 68,750 common shares.

Subsequent to December 31, 2020, the Company advanced an additional $50,000 to CEN Ukraine which was needed by CEN Ukraine to support ongoing operations.