Form 10-Q
period 2021-03-31
CEN BIOTECH INC
filed 2021-05-12
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 12, 2021, there were 40,460,854, shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

ITEM 4	MINE SAFETY DISCLOSURE	36

ITEM 5	OTHER INFORMATION	36

ITEM 6	EXHIBITS	36

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$780	$1,908
Loan receivable from Emergence Global Enterprises Inc. - related party	17,901	17,901

Total current assets	18,681	19,809

Other assets
Other receivable	71,269	113,999
Note receivable - CEN Biotech Ukraine LLC - related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC - related party	1,229,328	1,179,328
Intangible assets, net	4,849,944	4,956,147

Total assets	$6,214,081	$6,314,142

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$221,001	$190,716
Accounts payable – related parties	8,347	8,347
Loans payable	531,152	527,379
Loans payable – related parties	1,363,831	1,363,354
Convertible notes payable	6,763,275	6,652,448
Convertible notes payable- related parties	2,558,681	2,558,681
Accrued interest	1,237,430	1,125,034
Accrued interest – related parties	1,696,874	1,615,880
Lease liabilities	29,659	22,895
Accrued expenses	658,833	641,023

Total current liabilities	15,069,083	14,705,757

Operating lease liabilities, less current portion	140,510	142,102
Patent acquisition liability	1,380,000	1,380,000
Convertible notes, less current portion	88,000	78,000

Total liabilities	16,677,593	16,305,859

Shareholders’ deficit
Common stock; unlimited authorized shares; 27,610,732 and 27,557,363 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. No par value.	-	-
Additional paid-in capital	17,220,050	17,068,810
Accumulated deficit	(27,683,562)	(27,060,527)

Total shareholders’ deficit	(10,463,512)	(9,991,717)

Total liabilities and shareholders’ deficit	$6,214,081	$6,314,142

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2021	2020
Operating expenses
Consulting fees – related parties	$31,200	$31,200
Stock based compensation	75,750	196,650
General and administrative	237,890	302,900

Total operating expenses	344,840	530,750

Loss from operations	(344,840)	(530,750)

Other income (expense)
Interest expense	(130,628)	(794,680)
Interest expense – related parties	(123,236)	(105,451)
Interest income	394	2,059
Foreign exchange (loss) gain	(24,725)	128,710

Other expense, net	(278,195)	(769,362)

Net loss	$(623,035)	$(1,300,112)

Net loss per share:
Basic and diluted	$(0.02)	$(0.05)

Weighted average number of shares outstanding
Basic and diluted	27,582,095	26,976,110

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Shareholders’ Deficit

(Unaudited)

		Common	Additional		Total
	Common	Shares	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances, January 1, 2020	26,953,363	$-	$15,775,010	$(41,310,172)	$(25,535,162)

Stock-based compensation	-	-	196,650	-	196,650

Issuance of common stock – interest shares	45,000	-	32,400	-	32,400

Net loss	-	-	-	(1,300,112)	(1,300,112)

Balances, March 31, 2020	26,998,363	$-	$16,004,060	$(42,610,284)	$(26,606,224)

Balances, January 1, 2021	27,557,363	$-	$17,068,810	$(27,060,527)	$(9,991,717)

Stock-based compensation	-	-	75,750	-	75,750

Issuance of common stock – interest shares	45,000	-	62,100	-	62,100

Issuance of common stock – settlement of accrued liability	8,369	-	13,390	-	13,390

Net loss	-	-	-	(623,035)	(623,035)

Balances, March 31, 2021	27,610,732	$-	$17,220,050	$(27,683,562)	$(10,463,512)

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(623,035)	$(1,300,112)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	4,596
Amortization	106,203	106,203
Lease expense	5,172	1,070
Stock-based compensation – employees	75,750	196,650
Shares issued for interest	62,100	32,400
Foreign exchange loss (gain)	24,725	(128,710)
Changes in operating assets and liabilities which provided (used) cash
Other receivable	42,730	(2,054)
Accounts payable	27,522	2,466
Accounts payable – related parties	-	8,347
Accrued interest – related and non-related parties	186,505	867,731
Accrued expenses	31,200	31,200

Net cash used in operating activities	(61,128)	(180,213)

Cash flows used in investing activities
Advances to CEN Biotech Ukraine LLC	(50,000)	-

Cash flows provided by financing activities
Issuance of convertible notes	110,000	178,000

Net decrease in cash and cash equivalents	(1,128)	(2,213)

Cash and cash equivalents, beginning of period	1,908	3,757

Cash and cash equivalents, end of period	$780	$1,544
Non-cash transactions - investing and financing activities
Issuance of common stock - settlement of accrued liability	$13,390	$-

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(All amounts are in US dollars unless otherwise stated.)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the condensed consolidated financial statements of the Company for the year ended December 31, 2020 and notes thereto.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For the three-months ended March 31, 2021 and 2020, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

Recent Developments

In April of 2021, the Company’s common stock began to be quoted on the OTC Link alternative trading system (operated by OTC Markets Group Inc.) under the trading symbol “CENBF” on the OTC Pink tier. There is no assurance that an active trading market for our shares will develop or will be sustained if developed.

Recently Adopted Accounting Pronouncements

No pronouncements were adopted by the Company during the three-month period ended March 31, 2021.

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

NOTE 2 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $27,683,562 at March 31, 2021 and had no committed source of additional debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 5, 6, 7, and 8. The Company will continue to raise additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. The COVID-19 pandemic has hindered the Company’s ability to raise capital. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

NOTE 3 – ADVANCES TO CEN BIOTECH UKRAINE AND LOAN RECEIVABLE FROM EMERGENCE GLOBAL

At both March 31, 2021 and December 31, 2020, the Company had an outstanding loan agreement with Emergence Global Enterprises Inc. (“Emergence Global”), a related party (see Note 11), and advanced funds of $17,901. The loan was made for the purpose of funding the operations of Emergence Global. The loan was unsecured, non-interest bearing, and was due on December 31, 2021. At the time the loan was made, Joseph Byrne, the CEO of Emergence Global was not an officer or director of the Company. He was at that time a 5% shareholder and former CEO of the Company. He was then appointed as the President and a director of the Company on April 19, 2021. Additionally, our CEO, Bill Chaaban was appointed as the President of Emergence Global on April 12, 2021. In light of Section 402 of the Sarbanes-Oxley Act of 2002, as of May 6, 2021, the loan to Emergence Global has been repaid in full, through the issuance to the Company of shares of Emergence Global common stock, and is no longer outstanding. See Note 16, Subsequent Events.

At March 31, 2021 and December 31, 2020, the Company had advances of $1,229,328 and $1,179,328, respectively, to CEN Biotech Ukraine, LLC, a related party (see Note 11). The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC.

Bahige (Bill) Chaaban, our Chief Executive Officer and member of our Board of Directors, and Usamakh Saadikh, a member of our Board of Directors, each directly own 25.5% of CEN Ukraine respectively. The remaining 49% of CEN Ukraine is owned by XN Pharma, which is an entity jointly owned by Bahige (Bill) Chaaban and Usamakh Saadikh. Bahige (Bill) Chaaban and Usamakh Saadikh do not currently hold any positions with CEN Ukraine. CEN Ukraine is operated and controlled by its sole director. Pursuant to Ukrainian law, shareholders of a company do not have the ability to control the company or the actions of its director. CEN Ukraine is operated under the direction of its management pursuant to the guidelines of Ukrainian law. These loans are unsecured, non-interest bearing, and are due on demand.

NOTE 4 – INTANGIBLE ASSETS

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

In March 2018, the Tesla agreement was amended to replace the $5 million stock consideration commitment with a commitment to issue one million registered shares of CEN common stock with a closing date of September 30, 2018. On October 4, 2018, this agreement was amended to extend the closing date to December 15, 2018. On April 3, 2019, the Company entered into an amendment which extended the closing date of the agreement to December 31, 2019. On March 16, 2020 the Company entered into an amendment extending the closing date until December 31, 2021. The March 2018 modification of the agreement converted a fixed value of shares to a fixed number of shares. Accordingly, the liability was reduced and additional paid in capital was increased by $4,380,000 to reflect the fair value of the shares committed at the date of the amendment. As of both March 31, 2021 and December 31, 2020, the fair value of this liability was $1,380,000. This liability will be remeasured at each reporting date using the current fair value of CEN’s common shares.

The Company intends to explore using the patented LED Lighting Technology across manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired, other than the patent, included certain machinery and raw materials, which were old and non-functioning and accordingly, had no fair value.

The intangible asset consists of the following at:

	March 31, 2021	December 31, 2020

Lighting patent	$6,797,000	$6,797,000
Accumulated amortization	(1,947,056)	(1,840,853)

Net	$4,849,944	$4,956,147

As of March 31, 2021 and December 31, 2020, there is no impairment expense recognized based on the Company’s expectations that it will be able to monetize the patent. The lighting patent is being amortized straight-line over 16 years. Expected amortization expense is $424,812 per year through 2031, with the remaining $283,215 to be amortized in 2032.

NOTE 5 – LOANS PAYABLE

Loans payable consist of the following at:

	March 31, 2021	December 31, 2020
Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note was previously secured by equipment that the Company disposed of on August 1, 2020.	$75,000	$75,000

Mortgage payable in default to ARG & Pals, Inc., for the original amount of CAD 385,000. The mortgage bears interest at 22% per annum, is unsecured, and matured on November 21, 2018.	306,152	302,379

Loan payable to an individual, issued January 17, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan which matures on May 16, 2021.	50,000	50,000

Loan payable to an individual, issued April 13, 2018, with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan which matures on May 16, 2021.	100,000	100,000

Total loans payable (all current)	$531,152	$527,379

During each of the three-month periods ended March 31, 2021 and 2020, 18,000 common shares were issued to individuals in connection with interest terms of the above loans made to CEN. Accordingly, during the three-month periods ended March 31, 2021 and 2020, $24,840 and $12,960 in interest expense and additional paid-in capital was recorded, respectively.

NOTE 6 – LOANS PAYABLE- RELATED PARTY

Loans payable - related party consists of the following at:

	March 31, 2021	December 31, 2020
Loans payable in default to the spouse of Bill Chaaban, CEO of CEN, for the original amounts of CAD 48,630 and USD $198,660, bear interest at 10% per annum. These are unsecured loans that matured on December 31, 2018.	$237,331	$236,854

Loans payable in default to a former director of Creative, former parent company, bear interest at 10% per annum. This are unsecured loans that matured on December 31, 2018.	601,500	601,500

Loan payable in default to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the CEO of CEN, bearing interest at 8% per annum. This is an unsecured loan that matured on October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loan payable to the spouse of Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan that matures on May 16, 2021.	100,000	100,000

Loan payable to Alex Tarrabain, CFO and a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan that matures on May 16, 2021.	75,000	75,000

Loan payable to Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan that matures on May 16, 2021.	50,000	50,000

Total loans payable - related party (all current)	$1,363,831	$1,363,354

Attributable related party accrued interest was $590,589 and $568,969 as of March 31, 2021 and December 31, 2020, respectively. Interest expense attributable to related party loans was $63,862 and $45,582 for the three-months ended March 31, 2021 and 2020, respectively.

During both three-month periods ended March 31, 2021 and 2020, 27,000 common shares were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during the three-month periods ended March 31, 2021 and 2020, $37,260 and $19,440 in related party interest expense and additional paid-in capital was recorded, respectively.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes payable consists of the following at:

	March 31, 2021	December 31, 2020
Convertible note payable, due on demand, for the original amount of CAD 1,104,713, bearing interest at 7% per annum with conversion rights for 335,833 common shares.	$878,468	$867,641

Convertible notes payable to multiple private investors, including certain notes in default, bearing interest at 5% per annum with conversion rights for 3,708,115 common shares, maturing at various dates between May 2018 and February 2023.	5,972,807	5,862,807

Total convertible notes payable	6,851,275	6,730,448
Less current portion	6,763,275	6,652,448
Convertible notes payable, less current portion	$88,000	$78,000

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 4,043,948 common shares.

As of May 12, 2021, we are currently in default of $5,113,927 of convertible notes payable, which are convertible into 3,171,315 shares of common stock.

NOTE 8 – CONVERTIBLE NOTES - RELATED PARTY

Convertible notes - related party consists of the following at:

	March 31, 2021	December 31, 2020
Convertible note in default due to the spouse of Bill Chaaban, CEO of CEN, which bears an interest at 12% per annum. This note is convertible to 867,576 common shares and matured on August 17, 2020.	$1,388,122	$1,388,122

Convertible notes in default due to Harold Aubrey de Lavenu, a Vice President and Director of CEN, bearing interest at 5% per annum. These notes are convertible to 548,980 common shares and matured on March 31, 2019.	878,368	878,368

Convertible note in default due to Alex Tarrabain, CFO and a Director of CEN, bearing interest at 5% per annum. This note is convertible to 30,000 common shares and matured on March 31, 2019.	48,000	48,000

Convertible notes in default due to Joseph Byrne, former CEO, and current President and member of the board of CEN, bearing interest at 12% per annum. This note is convertible to 140,120 common shares and matured on August 17, 2020.	224,191	224,191

Convertible note due to Darren Ferris, brother of Ameen Ferris, a Vice President and a Director of CEN, bearing interest at 5% per annum. This note is convertible to 12,500 common shares with a maturity date of June 19, 2021.	20,000	20,000

Total convertible notes payable - related party (all current)	$2,558,681	$2,558,681

Attributable related party accrued interest was $1,106,285 and $1,046,911 as of March 31, 2021 and December 31, 2020, respectively. Interest expense attributable to related party convertible notes was $59,374, and $59,869 for the three months ended March 31, 2021 and 2020, respectively.

These notes may be converted at the option of the note holder at any time after registration of CEN’s common stock upon written notice by the note holder. These notes are convertible into a total of 1,599,176 common shares.

As of May 12, 2021, we are currently in default of $2,538,681 of convertible notes payable, which are convertible into 1,586,676 shares of common stock.

NOTE 9 – INCOME TAXES

A reconciliation of the effective tax rate of the income tax benefit and the statutory income tax rates applied to the loss before income taxes is as follows for the three-months ended March 31:

	2021	2020

Income tax benefit at Canadian statutory rate	26.5%	26.5%
Valuation allowance	(26.5%)	(26.5%)

Effective income tax rate	0%	0%

As of March 31, 2021, the Company has net operating loss carry forwards of approximately $13,200,000 that may be available to reduce future years’ taxable income. Such carry forwards typically expire after 20 years. The Company currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, because the Company believes that it is more likely than not that the carryforwards will expire unused and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the period ended March 31, 2021 and the year ended December 31, 2020:

	March 31, 2021	December 31, 2020

Deferred tax asset - net operating losses	$3,500,000	$3,400,000
Deferred tax asset valuation allowance	(3,500,000)	(3,400,000)

Net deferred tax asset	$-	$-

The change in the valuation allowance amounted to $100,000 for both the three-months ended March 31, 2021 and 2020. All other temporary differences are immaterial both individually and in the aggregate to the condensed consolidated financial statements.

Company management analyzes its income tax filing positions in Canadian federal and provincial jurisdictions where it is required to file income tax returns, for all open tax years in these jurisdictions, to identify potential uncertain tax positions. As of March 31, 2021, there are no uncertain income tax positions taken or expected to be taken that would require recognition of a liability or disclosure in the condensed consolidated financial statements. The Company is subject to routing audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Generally, the Company is no longer subject to income tax examinations for years prior to 2017.

NOTE 10 – SHAREHOLDERS’ DEFICIT / STOCK ACTIVITY

The Company is authorized to issue an unlimited number of common shares and an unlimited number of special voting shares. Common shares have no stated par value.

As of March 31, 2021, 5,643,124 shares of common stock are committed to the holders of the convertible notes.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has received loans from several related parties, as described above in Notes 6 and 8.

A loan totaling $17,901 was made to Emergence Global as of both March 31, 2021 and December 31, 2020. The loan was made for the business purpose of assisting Emergence with operating expenses. Emergence Global’s Chief Executive Officer is Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN. Joseph Byrne, previously served as the Chief Executive Officer and member of the Board of Directors of the Company from July 2017 until November 13, 2019.

There are advances of $1,229,328 and $1,179,328 to CEN Ukraine as of March 31, 2021 and December 31, 2020, respectively. Such advances were made for the purpose of funding the operations of CEN Ukraine as summarized in Note 4. CEN Ukraine was founded by Bill Chaaban. Prior to December 3, 2017, Bill Chaaban directly owned 51% of CEN Ukraine. CEN Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Ukraine. On December 14, 2017, the Company entered into a controlling interest purchase agreement with Bill Chaaban, our Chief Executive Officer and member of our board of directors, and another shareholder of CEN Ukraine, Usamakh Saadikh, a member of our board of directors, for 51% of the outstanding equity interests of CEN Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of May 12, 2021, as the Company needs to raise additional funds in order to proceed with the closing. Bahige (Bill) Chaaban, our Chief Executive Officer and member of our Board of Directors, and Usamakh Saadikh, a member of our Board of Directors, each directly own 25.5% of CEN Ukraine respectively. The remaining 49% of CEN Ukraine is owned by XN Pharma, which is an entity jointly owned by Bahige (Bill) Chaaban and Usamakh Saadikh. Bahige (Bill) Chaaban and Usamakh Saadikh do not currently hold any positions with CEN Ukraine. CEN Ukraine is operated and controlled by its sole director. Pursuant to Ukrainian law, shareholders of a company do not have the ability to control the company or the actions of its director. CEN Ukraine is operated under the direction of its management per the guidelines of Ukrainian law.

On July 12, 2017, the Company’s Shareholders elected individuals to serve as Directors on the Board. These individuals hold long-term convertible notes payable issued prior to the election. All notes payable bear interest at 5% per annum and are convertible to common shares with various maturity dates. They became related parties when they were elected.

During both of the three-months ended March 31, 2021 and 2020, the Company incurred payroll and consulting expenses of $31,200 with certain Board Members and Officers. As of March 31, 2021 and December 31, 2020, $361,400 and $330,200, respectively, was payable to these related parties for payroll and consulting charges, which are included within accrued expenses.

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments beginning in 2017 through 2026. No payments have been received as of March 31, 2021, however, management expects this balance to be collectible.

Jamaal Shaban (“Lessor”), cousin of Bill Chaaban, leased 20 North Rear Road, a 10.4 acre site of land in Canada which included two buildings and a security vault, to the Company under an agreement effective January 2017 for monthly rental payments of CAD 4,000 plus taxes for a period of five years. This lease was assigned by the Lessor to Jamsyl Group, a third-party, when Jamsyl Group purchased the property from Jamaal Shaban in October 2019. Effective August 1, 2020, the Company entered into a mutual termination and release agreement with Jamsyl Group in exchange for 36,500 shares of CEN common stock, valued at $50,700, which vested immediately, based upon remaining lease payments owed. The lease had been accounted for as an operating lease utilizing an 8% discount rate. All remaining associated right-of-use assets as of August 1, 2020 of $48,110 and associated liabilities of $45,118 were written off in conjunction, resulting in a loss on lease termination of $53,692. During the three-months ended March 31, 2020, lease expenses of $8,719 related to this agreement were recognized within general and administrative expenses.

The Company also leased office space in Windsor, Ontario from R&D Labs Canada, Inc., whose president is Bill Chaaban. This lease was subsequently assigned to RN Holdings Ltd, a third-party, on May 8, 2019 when RN holdings purchased the building. Under the lease agreement effective October 1, 2017, monthly rents of CAD 2,608 are due through September 2022, at which point monthly rents of CAD 3,390 are due. Effective August 1, 2020, the Company ceased making payments and abandoned the leased space. Accordingly, the Company determined that there was no future economic value to the associated right-of-use asset and recognized a full impairment loss of $146,795 on August 1, 2020. As of May 12, 2021, the Company has not reached an agreement with RN Holdings Ltd to modify or to settle the remaining contractual liability, which therefore remains recorded as of March 31, 2021 under its original contractual terms. The associated liability as of March 31, 2021 and December 31, 2020 was $170,169 and $164,997, respectively, utilizing an 8% discount rate. During the three-months ended March 31, 2021 and 2020, lease expenses of $5,172 and $6,325, respectively, related to this agreement were recognized within general and administrative expenses.

Effective with the August 1, 2020 lease termination and abandonments, all property, plant, and improvements, which were located at these properties were abandoned.

Maturities of the operating lease liability at March 31, 2021 was as follows:

Amount
2022	$41,480
2023	28,618
2024	32,348
2025	32,348
2026	32,348
Thereafter	48,522

Total lease payments	$215,664
Less imputed interest	45,495
Present value of lease liability	$170,169

NOTE 12 – STOCK BASED COMPENSATION

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

Equity Compensation Grants

On November 30, 2017, the Company granted a one-time equity award (“Equity Award”) of 20,000 restricted shares of the Company’s common stock pursuant to a Restricted Stock Agreement, to each of the following then executives and directors of the Company: Bahige “Bill” Chaaban, Chairman of the Board and President of the Company; Joseph Byrne, Chief Executive Officer and Director; Richard Boswell, Senior Executive Vice President, Chief Financial Officer (through May 20, 2019) and Director; Brian Payne, Vice President and Director; Donald Strilchuck, Director; Harold Aubrey de Lavenu, Director; Alex Tarrabain, Chief Financial Officer (effective May 21, 2019) and Director; and Ameen Ferris, Director. The Equity Awards vested immediately.

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

Employment Agreements

On November 30, 2017, employment agreements were entered into with four key members of management:

●

Under the Employment Agreement with Bahige (Bill) Chaaban, then President of the Company, Mr. Chaaban agreed to receive compensation in the form of a base annual salary of $31,200 and a grant of 8,750,000 shares of restricted stock of the Company, of which 7,400,000 vested immediately and the remaining vested ratably each month over the next 36 months until November 2020.

●

Under the Employment Agreement with Joseph Byrne, former Chief Executive Officer of the Company, Mr. Byrne agreed to receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 shares of restricted stock of the Company, of which 325,000 vested immediately and the remaining vesting ratably each month over the next 36 months until November 2020. Effective November 13, 2019, Mr. Byrne resigned and left the Company, at which point additional vesting and salary accruals ceased. As of April 2, 2020, the accrued salaries owed to Joe Byrne, which amounted to $58,500, were settled by allowing Joe Byrne to vest in the remaining 337,500 restricted shares that had not vested. On April 19, 2021, Joe Byrne was appointed as President and a member of the board of directors of the Company.

●

Under the Employment Agreement with Richard Boswell, Senior Executive Vice President and then Chief Financial Officer of the Company, Mr. Boswell agreed to receive compensation in the form of a base annual salary of $31,200 and a grant of 4,500,000 shares of restricted stock of the Company, of which 4,140,000 vested immediately and the remaining vested ratably each month over the next 36 months until November 2020.

●

Under the Employment Agreement with Brian Payne, Vice President of the Company, Mr. Payne agreed to receive compensation in the form of a base annual salary of $31,200 and a grant of 750,000 shares of restricted stock of the Company, of which 300,000 vested immediately and the remaining vested ratably each month over the next 36 months until November 2020.

On May 16, 2019, the Board appointed Alex Tarrabain, one of the members of the Company’s Board to serve as the Company’s Chief Financial Officer and as one of the Vice Presidents of the Company effective May 21, 2019 (the “Effective Date”). Richard Boswell, who served as the Company’s Chief Financial Officer since July 2017, resigned from his position as the Company’s Chief Financial Officer as of the Effective Date, continues to serve in his position as the Company’s Senior Executive Vice President going forward focusing on the Company’s strategic activities and will also continue to serve as a member of the Company’s Board.

In conjunction with the above, on May 16, 2019, an employment agreement was entered into with Mr. Tarrabain:

●

Under the Employment Agreement with Alex Tarrabain, Chief Financial Officer and as one of the Vice Presidents of the Company, Mr. Tarrabain agreed to receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 shares of restricted stock of the Company, of which 350,000 vested immediately and the remaining vesting ratably each month over the next 36 months until May 2022.

Restricted Stock Awards

The total grant-date fair value of the restricted shares noted in the employment agreements and equity compensation grants sections above was $13,013,241 as of both March 31, 2021 and December 31, 2020. No restricted shares were awarded during the three-month periods ended March 31, 2021 or 2020. The grant-date fair value is calculated utilizing an enterprise valuation model as of the date the awards are granted. With the exception of immediately vesting portions of awards, shares typically vest pro-rata over the requisite service period, which is generally three years from the grant-date. Non-vested restricted stock awards participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

During the three-month periods ended March 31, 2021 and 2020, 75,000 and 337,500, respectively, of these shares vested. The fair value of the restricted stock which vested amounted to $75,750 and $238,500 for the three-months ended March 31, 2021 and 2020, respectively.

Compensation expense recognized in connection with the restricted stock awards was $75,750 and $196,650 for the three-months ended March 31, 2021 and 2020, respectively.

Non-vested restricted stock award activity for the three-months ended March 31, 2021 and 2020 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term (Years)
Non-vested at January 1, 2020	2,025,000	$0.76	1.54
Granted	-	-	-
Vested	(337,500)	0.71	-
Forfeited	-	-	-
Non-vested at March 31, 2020	1,687,500	$0.77	1.33

Non-vested at January 1, 2021	425,000	$1.01	1.50
Granted	-	-	-
Vested	(75,000)	1.01	-
Forfeited	-	-	-
Non-vested at March 31, 2021	350,000	$1.01	1.25

The fair value of the restricted stock grants was based on the valuation of a third-party specialist. As of March 31, 2021, unrecognized compensation expense totaled $353,500, which will be recognized on a straight-line basis over the vesting period or requisite service period through May 2022.

NOTE 13 – NET LOSS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of March 31, 2021 and 2020. Common stock equivalents that were excluded for the three-month periods ended March 31, 2021 and 2020 are as follows:

	Three-months Ended March 31,
	2021	2020
Convertible debt	5,596,665	5,338,973

NOTE 14 – CONTINGENCY

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

NOTE 15 – FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

The fair value of the Company’s financial instruments are as follows at:

	Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At March 31, 2021:
Cash and cash equivalents	$780	$-	$780	$-	$780
Other receivables	$71,269	$-	$-	$71,269	$71,269
Note receivable – CEN Biotech Ukraine, LLC – related party	$44,859	$-	$-	$44,859	$44,859
Advances to Emergence Global - related party	$17,901	$-	$-	$17,901	$17,901
Advances to CEN Biotech Ukraine, LLC - related party	$1,229,328	$-	$-	$1,229,328	$1,229,328
Loans payable	$531,152	$-	$-	$531,152	$531,152
Loans payable – related parties	$1,363,831	$-	$-	$-	$-
Patent acquisition liability	$1,380,000	$-	$-	$1,380,000	$1,380,000
Convertible notes payable	$6,851,275	$-	$-	$7,977,476	$7,977,476
Convertible notes payable – related parties	$2,558,681	$-	$-	$-	$-

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2020:
Cash and cash equivalents	$1,908	$-	$1,908	$-	$1,908
Other receivables	$113,999	$-	$-	$113,999	$113,999
Note receivable – CEN Biotech Ukraine, LLC – related party	$44,859	$-	$-	$44,859	$44,859
Advances to Emergence Global - related party	$17,901	$-	$-	$17,901	$17,901
Advances to CEN Biotech Ukraine, LLC - related party	$1,179,328	$-	$-	$1,179,328	$1,179,328
Loans payable	$527,379	$-	$-	$527,379	$527,379
Loans payable – related parties	$1,363,354	$-	$-	$-	$-
Patent acquisition liability	$1,380,000	$-	$-	$1,380,000	$1,380,000
Convertible notes payable	$6,730,448	$-	$-	$7,766,663	$7,766,663
Convertible notes payable – related parties	$2,558,681	$-	$-	$-	$-

The fair values of other receivables (including related accrued interest), note receivable - CEN Biotech Ukraine, LLC, and advances to Emergence Global and CEN Biotech Ukraine, LLC approximate carrying value due to the terms of the instruments.

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

The fair value of the patent acquisition liability is based upon the fair value of the common stock, which was obtained from a 3rd party valuation specialist. This valuation report utilized a cash-free asset value model to estimate enterprise value based upon similar companies.

NOTE 16 – SUBSEQUENT EVENTS

On April 2, 2021, the Board of Directors of the Company adopted the 2021 Equity Compensation Plan (the “2021 Plan”) providing for the granting of options to purchase shares of common stock, restricted stock awards and other stock-based awards to directors, officers, employees, advisors and consultants of the Company and reserved 20,000,000 shares of the Company’s common stock for issuance under the 2021 Plan.

On April 2, 2021, the Board of Directors appointed Ameen Ferris and Harold Aubrey De Lavenu to serve as Vice Presidents of the Company. Under the associated Executive Employment Agreements, they will each receive compensation in the form of a base annual salary of $31,200. In addition, Ameen Ferris was granted 1,000,000 and Harold Aubrey De Lavenu was granted 1,041,250 restricted shares, subject to applicable securities laws and regulations, as set forth in the Restricted Stock Agreement, of the Company’s common stock. Such shares vested immediately. The expense related to the restricted stock awarded to employees for services previously rendered was recognized on the grant date.

On April 2, 2021, the Company entered into an RSA (the “Boswell RSA”) with Richard Boswell. Pursuant to the Boswell RSA, the Company granted Mr. Boswell 2,185,679 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered was recognized on the grant date.

On April 2, 2021, the Company entered into an RSA (the “Chaaban RSA”) with Bahige Chaaban. Pursuant to the Chaaban RSA, the Company granted Mr. Chaaban 3,106,122 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered was recognized on the grant date.

On April 2, 2021, the Company entered into an RSA (the “Payne RSA”) with Brian Payne. Pursuant to the Payne RSA, the Company granted Mr. Payne 1,435,000 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered was recognized on the grant date.

On April 2, 2021, the Company entered into an RSA (the “Saadikh RSA”) with Usamakh Saadikh. Pursuant to the Saadikh RSA, the Company granted Mr. Saadikh 1,000,000 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered was recognized on the grant date.

On April 2, 2021, the Company entered into an RSA (the “Strilchuck RSA”) with Donald Strilchuck. Pursuant to the Strilchuck RSA, the Company granted Mr. Strilchuck 341,250 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date.  The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered was recognized on the grant date.

On April 2, 2021, the Company entered into an RSA (the “Tarrabain RSA”) with Alex Tarrabain. Pursuant to the Tarrabain RSA, the Company granted Mr. Tarrabain 300,000 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered was recognized on the grant date.

The shares issued pursuant to the RSAs are restricted shares and are subject to applicable securities laws and regulations as set forth in the RSAs.

On April 2, 2021, a consulting agreement with CONFIEN SAS for business coaching was entered into for a period of 12 months. As payment for these services, 650,000 restricted shares, subject to applicable securities laws and regulations as set forth in the Restricted Stack Agreement, of the Company’s common stock were granted. Such shares vested immediately. The expense related to the restricted stock awarded to non-employees for services previously rendered was recognized on the grant date.

In April of 2021, the Company’s common stock began to be quoted on the OTC Link alternative trading system (operated by OTC Markets Group Inc.) under the trading symbol “CENBF” on the OTC Pink tier. There is no assurance that an active trading market for our shares will develop or will be sustained if developed.

On April 19, 2021, the Board appointed Mr. Bahige (Bill) Chaaban to serve as Chief Executive Officer of the Company effective April 19, 2021. On the same date, the Board appointed Mr. Joseph Byrne to serve as President and a member of the Board of the Company effective April 19, 2021. On the same, date, the Board appointed Mr. Rick Purdy to serve as a member of the Board of the Company effective April 19, 2021. On the same date, the Board appointed Mr. Jeffrey Thomas to serve as a member of the Board of the Company effective April 19, 2021.

On April 20, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with Clear Com Media Inc., an Ontario, Canada corporation (“CCM”), each of the shareholders of CCM as set forth on the signature pages of the Agreement (the “CCM Shareholders”) and Lawrence Lehoux as the Representative of the CCM Shareholders (the “Shareholders’ Representative”, each of CCM and the CCM Shareholders may be referred to collectively herein as the “CCM Parties”). Pursuant to the Agreement, the Company agreed to acquire from the CCM Shareholders, all of the common shares of CCM, which is 10,000 shares of CCM common shares (the “CCM Stock”) held by the CCM Shareholders in exchange (the “Exchange”) for the issuance by the Company to the CCM Shareholders of 4,000,000 restricted shares, subject to applicable securities laws and regulations of the Company’s common stock, no stated par value per share (the “Company Common Stock”). At the closing (the “Closing”) of the Agreement, pursuant to the Exchange, the CCM Shareholders will deliver the CCM Stock to the Company and the Company will deliver the Company Common Stock to CCM, and CCM will become a wholly owned subsidiary of the Company. The Closing is planned to occur within two days of the satisfaction or waiver of all closing conditions under the Agreement. The completion of the Exchange is subject to certain customary closing conditions, including, but not limited to, that CCM will have provided to the Company CCM’s and its subsidiaries, audited and unaudited financial statements as required to be included in the Company’s filings with the Securities and Exchange Commission. Another closing condition is that the Company will have completed its due diligence investigation of CCM to the Company’s satisfaction in its sole discretion.

From April 23, 2021 to May 9, 2021, the Company authorized the issuance of 1,682,317 shares of its common stock upon conversion of the principal amount due under 89 notes, to 41 persons.  The aggregate principal amount of the notes prior to conversion was $2,691,706.

Since March 31, 2021 the Company issued two new convertible notes totaling $77,830 with conversion rights of 48,644 shares of the Company common stock.

At both March 31, 2021 and December 31, 2020, the Company had an outstanding loan agreement with Emergence Global, and advanced funds of $17,901. At the time the loan was made, Joseph Byrne, the CEO of Emergence Global was not an officer or director of the company. He was at that time a 5% shareholder and former CEO of the Company. He was then appointed as the President and a director of the Company on April 19, 2021. Additionally, our CEO, Bill Chaaban was appointed as the President of Emergence Global on April 12, 2021. In light of Section 402 of the Sarbanes-Oxley Act of 2002, as of May 6, 2021, the loan to Emergence Global has been repaid in full, through the issuance to the Company of shares of Emergence Global Enterprises Inc. common stock, and is no longer outstanding. The Company and Emergence Global entered into that certain Loan Repayment Agreement dated as of May 6, 2021, pursuant to which Emergence Global agreed to repay to the Company $17,901, representing the total amount outstanding under the loan agreement, by issuing 21,830 shares of Emergence Global common stock, $0.82 par value per share. Such shares were issued to the Company on May 6, 2021.

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

Prior to the Spin Off Distribution, the Company initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario.  On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. On February 1, 2016 the Company commenced legal action against the Attorney General of Canada in the Ontario Superior Court of Justice for damages for detrimental reliance, economic loss, and prejudgment and post judgment interest, costs of the proceeding and other relief that the court may seem just.  As of May 12, 2021 the action in the Ontario Superior Court of Justice is still ongoing.  In the meantime the Company decided to develop and pursue other businesses that are related to Light Emitting Diode (“LED”) lighting and hemp-based industrial, medical and food products that have a tetrahydrocannabinol (“THC”) that is below 0.3%.

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

At March 31, 2021 and December 31, 2020, the Company had advances of $1,229,328 and $1,179,328, respectively, to CEN Ukraine which is a related party. The advances were for the purpose of funding the operations of CEN Ukraine. These advances were substantially used as follows:

●	Approximately $350,000 to operate its office in Kiev;
●	Approximately $445,328 to employ several workers;
●	Approximately $350,000 for performing multiple test crops;
●	Approximately $75,000 for oil processing activities; and
●	Approximately $9,000 for payment of rent.

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

We hope to reach the following milestones in the next 12 months:

●	June 2021 – The Company intends to obtain quotation on OTCQB and we estimate the costs of this to be $200,000.

●	August 2021 – The Company intends to close on its contract with CEN Ukraine and we estimate the costs of this to be $300,000.

●	August 2021 to December 2024 – The Company intends to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products through CEN Ukraine as follows:

●	Secure lease of processing facility expected to take place in June, 2021 and we estimate the costs of this to be $400,000 annually.

●	Purchase of seeds for production crop expected to take place in November, 2021 and we estimate the costs of this to be $100,000 annually.

●	Hire farming and production staff expected to take place in March, 2022 and we estimate the costs of this to be $600,000 annually.

●	Rent farming equipment, purchase fuel, irrigation, and nutrients expected to take place in April, 2022 and we estimate the costs of this to be $600,000 annually.

●	Market, package and ship product expected to take place in July, 2021 and we estimate the costs of this to be $300,000 annually.

●	July 2021 – The Company intends to close on its contract with Tesla Digital, Inc. regarding the LED Lighting patent and we estimate the costs of this to be $300,000.

●

May 2021 to December 2024 – The Company intends to explore using the LED Lighting across manufacturing operations and licensing opportunities across multiple industries such as the horticultural industry, as well as the automotive, industrial and commercial lighting industries as follows:

●	Lease production facility expected to take place in June 2021 and we estimate the costs of this to be $400,000 annually.

●	Lease equipment expected to take place in July, 2021 and we estimate the costs of this to be $400,000 annually.

●	Hire staff expected to take place in August, 2021 and we estimate the costs of this to be $600,000 annually.

●	Initial raw materials expected to take place in August, 2021 and we estimate the costs of this to be $500,000 one time.

●	Marketing and delivery expected to take place in October, 2021 and we estimate the costs of this to be $300,000 annually.

Achievement of the milestones will depend highly on our funds and the availability of those funds. There can be no assurance that we will be able to successfully complete such milestones.

Recent Developments

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

On April 2, 2021, the Board of Directors of the Company adopted the 2021 Equity Compensation Plan (the “2021 Plan”) providing for the granting of options to purchase shares of common stock, restricted stock awards and other stock-based awards to directors, officers, employees, advisors and consultants of the Company and reserved 20,000,000 shares of the Company’s common stock for issuance under the 2021 Plan.

On April 2, 2021, the Board of Directors appointed Ameen Ferris and Harold Aubrey De Lavenu to serve as Vice Presidents of the Company. Under the associated Executive Employment Agreements, they will each receive compensation in the form of a base annual salary of $31,200. In addition, Ameen Ferris was granted 1,000,000 and Harold Aubrey De Lavenu was granted 1,041,250 restricted shares of the Company’s common stock subject to applicable securities laws and regulations. Such shares vested immediately. The expense related to the restricted stock awarded to employees for services previously rendered was recognized on the grant date.

On April 2, 2021, the Company entered into an RSA (the “Boswell RSA”) with Richard Boswell. Pursuant to the Boswell RSA, the Company granted Mr. Boswell 2,185,679 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. On April 2, 2021, the Company entered into an RSA (the “Chaaban RSA”) with Bahige Chaaban. Pursuant to the Chaaban RSA, the Company granted Mr. Chaaban 3,106,122 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. On April 2, 2021, the Company entered into an RSA (the “Payne RSA”) with Brian Payne. Pursuant to the Payne RSA, the Company granted Mr. Payne 1,435,000 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. On April 2, 2021, the Company entered into an RSA (the “Saadikh RSA”) with Usamakh Saadikh. Pursuant to the Saadikh RSA, the Company granted Mr. Saadikh 1,000,000 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. On April 2, 2021, the Company entered into an RSA (the “Strilchuck RSA”) with Donald Strilchuck. Pursuant to the Strilchuck RSA, the Company granted Mr. Strilchuck 341,250 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. On April 2, 2021, the Company entered into an RSA (the “Tarrabain RSA”) with Alex Tarrabain. Pursuant to the Tarrabain RSA, the Company granted Mr. Tarrabain 300,000 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. The shares issued pursuant to the RSAs are restricted shares and are subject to applicable securities laws and regulations as set forth in the RSAs. The shares were issued for services previously rendered was recognized on the applicable grant dates.

On April 2, 2021, a consulting agreement with CONFIEN SAS for business coaching was entered into for a period of 12 months. As payment for these services, 650,000 restricted shares subject to applicable securities laws and regulations of the Company’s common stock were granted. Such shares vested immediately. The expense related to the restricted stock awarded to non-employees for services previously rendered was recognized on the grant date.

In April of 2021, the Company’s common stock began to be quoted on the OTC Link alternative trading system (operated by OTC Markets Group Inc.) under the trading symbol “CENBF” on the OTC Pink tier. There is no assurance that an active trading market for our shares will develop or will be sustained if developed.

On April 19, 2021, the Board appointed Mr. Bahige (Bill) Chaaban to serve as Chief Executive Officer of the Company effective April 19, 2021. On the same date, the Board appointed Mr. Joseph Byrne to serve as President and a member of the Board of the Company effective April 19, 2021. On the same, date, the Board appointed Mr. Rick Purdy to serve as a member of the Board of the Company effective April 19, 2021. On the same, date, the Board appointed Mr. Jeffrey Thomas to serve as a member of the Board of the Company effective April 19, 2021.

On April 20, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with Clear Com Media Inc., an Ontario, Canada corporation (“CCM”), each of the shareholders of CCM as set forth on the signature pages of the Agreement (the “CCM Shareholders”) and Lawrence Lehoux as the Representative of the CCM Shareholders (the “Shareholders’ Representative”, each of CCM and the CCM Shareholders may be referred to collectively herein as the “CCM Parties”). Pursuant to the Agreement, the Company agreed to acquire from the CCM Shareholders, all of the common shares of CCM, which is 10,000 shares of CCM common shares (the “CCM Stock”) held by the CCM Shareholders in exchange (the “Exchange”) for the issuance by the Company to the CCM Shareholders of 4,000,000 restricted shares of the Company’s common stock, no stated par value per share, subject to applicable securities laws and regulations (the “Company Common Stock”). At the closing (the “Closing”) of the Agreement, pursuant to the Exchange, the CCM Shareholders will deliver the CCM Stock to the Company and the Company will deliver the Company Common Stock to CCM, and CCM will become a wholly owned subsidiary of the Company. The Closing is planned to occur within two days of the satisfaction or waiver of all closing conditions under the Agreement. The completion of the Exchange is subject to certain customary closing conditions, including, but not limited to, that CCM will have provided to the Company CCM’s and its subsidiaries, audited and unaudited financial statements as required to be included in the Company’s filings with the Securities and Exchange Commission. Another closing condition is that the Company will have completed its due diligence investigation of CCM to the Company’s satisfaction in its sole discretion.

From April 23, 2021 to May 9, 2021, the Company authorized the issuance of 1,688,567 shares of its common stock upon conversion of the principal amount due under 90 notes, to 41 persons. The aggregate principal amount of the notes prior to conversion was $2,701,706.

At both March 31, 2021 and December 31, 2020, the Company had an outstanding loan agreement with Emergence Global Enterprises Inc. (“Emergence Global”), and advanced funds of $17,901. At the time the loan was made, Joseph Byrne, the CEO of Emergence Global was not an officer or director of the company. He was at that time a 5% shareholder and former CEO of the Company. He was then appointed as the President and a director of the Company on April 19, 2021. Additionally, our CEO, Bill Chaaban was appointed as the President of Emergence Global on April 12, 2021. In light of Section 402 of the Sarbanes-Oxley Act of 2002, as of May 6, 2021, the loan to Emergence Global has been repaid in full, through the issuance to the Company of shares of Emergence Global common stock, and is no longer outstanding. The Company and Emergence Global entered into that certain Loan Repayment Agreement dated as of May 6, 2021, pursuant to which Emergence Global agreed to repay to the Company $17,901, representing the total amount then outstanding under the loan agreement, by issuing 21,830 shares of Emergence Global common stock, $0.82 par value per share. Such shares were issued to the Company on May 6, 2021.

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

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $27,683,562 at March 31, 2021 and had no committed source of debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including a note that is in default and is secured by the Company’s equipment and certain unsecured convertible notes payable. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

Results of Operations for the Three-Months Ended March 31, 2021 and 2020:

The following tables reflect our operating results for the three-months ended March 31, 2021 and 2020, respectively:

	Three-months ended
Operating Summary	March 31, 2021	March 31, 2020	Change
Revenues, net	$-	$-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses	344,840	530,750	35.0%
Loss from Operations	344,840	530,750	35.0%
Other Expense	278,195	769,362	63.8%
Net Loss	$623,035	$1,300,112	52.1%

Revenue

We have not recognized revenue during the three-months ended March 31, 2021 and 2020, as we have not commenced revenue generating operations to date.

Operating Expenses

During the three months ended March 31, 2021, our operating expenses were $344,840 compared to $530,750 during the three months ended March 31, 2020. During the three months ended March 31, 2021, our operating expenses were comprised of salary and consulting fees of $31,200, stock-based compensation expense of $75,750, and general and administrative expenses of $237,890. By comparison, during the three months ended March 31, 2020, our operating expenses were comprised of salary and consulting fees of $31,200, stock-based compensation expense of $196,650, and general and administrative expenses of $302,900. Expenses incurred during the three months ended March 31, 2021 compared to three months ended March 31, 2020 decreased primarily due to decreases in stock based compensation and general and administrative expenses related to travel and legal expenses.

Other Income and Expense Items

During the three months ended March 31, 2021, our other expense, net was $278,195 compared to $769,362 during the three months ended March 31, 2020. During the three months ended March 31, 2021, our other income and expense items were comprised of interest expense of $253,864, interest income of $394, and foreign exchange loss of $24,725. By comparison, during the three months ended March 31, 2020, our other income and expense items were comprised of interest expense of $900,131, interest income of $2,059, and foreign exchange gain of $128,710. The decrease during the period is due to a decrease in interest expense driven from the December 2020 derecognition of debt which was offset by an unfavorable change in exchange rates.

Income Taxes

As of March 31, 2021, the Company has net operating loss carryforwards of approximately $13,200,000 that may be available to reduce future years’ taxable income. As of March 31, 2021, the Company has a deferred tax asset of approximately $3,500,000 which has been completely offset by a valuation allowance. The Company believes that it is more likely than not that the carryforwards will expire unused as the Company has not been able to commence revenue generating activities to date.

Net Loss

Our net loss during the three months ended March 31, 2021 was $623,035 compared to a net loss of $1,300,112 during the three months ended March 31, 2020 due to the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, our liquid assets consisted of cash of $780 and $1,908, respectively.

As of March 31, 2021, our indebtedness includes a patent acquisition liability of $1,380,000, accrued interest of $1,237,430, accrued interest to related parties of $1,696,874, as well as loans payable, loans payable to related parties, convertible notes and convertible notes to related parties totaling $11,304,939, with maturity dates as outlined below. The convertible notes are generally due 2 years from issuance with notes maturing in 2018 through 2023. As of May 12, 2021 we are currently in default of $9,172,590 of unsecured debt. We expect our operating and administrative expenses to be at least $1,200,000 annually.

Description	Maturity Date	Amount
Loan Payable	6/30/2016	$75,000
Loan Payable	9/30/2020	306,152
Loan Payable – Related Party	12/31/2018	838,831
Loan Payable – Related Party	10/2/2019	300,000
Loan Payable – Share Interest	5/16/2021	150,000
Loan Payable – Share Interest – Related Party	5/16/2021	225,000
Convertible Notes	On Demand	878,468
Convertible Notes	Q2 2018	14,000
Convertible Notes	Q4 2018	68,000
Convertible Notes	Q1 2019	1,046,287
Convertible Notes	Q2 2019	405,000
Convertible Notes	Q3 2019	791,017
Convertible Notes	Q4 2019	457,701
Convertible Notes	Q1 2020	575,800
Convertible Notes	Q2 2020	117,000
Convertible Notes	Q3 2020	514,264
Convertible Notes	Q4 2020	478,824
Convertible Notes	Q1 2021	379,034
Convertible Notes	Q2 2021	332,000
Convertible Notes	Q3 2021	256,520
Convertible Notes	Q4 2021	349,360
Convertible Notes	Q1 2022	100,000
Convertible Notes	Q2 2022	34,000
Convertible Notes	Q3 2022	44,000
Convertible Notes	Q1 2023	10,000
Convertible Notes - Related Party	Q1 2019	926,368
Convertible Notes - Related Party	Q3 2020	1,612,313
Convertible Notes - Related Party	Q2 2021	20,000

Total		$11,304,939

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Three-months ended March 31, 2021 and 2020

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the three months ended March 31, 2021, we used $61,128 in operating activities compared to $180,213 used in operating activities during the three months ended March 31, 2020. The decrease in the use of operating cash between the two periods related primarily to a decrease in our overall net loss driven by decreased levels of interest expense and collections on other receivables, as offset by an unfavorable change in exchange rates.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the three months ended March 31, 2021 was $50,000 compared to $0 during the three months ended March 31, 2020. During the three months ended March 31, 2021, our use of cash flows for investing activities were comprised of advances to CEN Ukraine of $50,000. By comparison, during the three months ended March 31, 2020, we did not have any cash flows from investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2021, we received $110,000 through issuance of convertible notes to investors to fund our working capital requirements. During the three months ended March 31, 2020, we received $178,000 through issuance of convertible notes to investors to fund our working capital requirements.

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

No pronouncements were adopted by the Company during the quarter ended March 31, 2021.

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

As of March 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2021.

Management recognized the need for additional resources in the area of accounting and financial reporting controls and procedures. As a result, we have outsourced the accounting and financial reporting oversight roles to a qualified accounting firm with public company reporting expertise.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-months ended March 31, 2021, CEN entered into loans and associated extension agreements with various parties and also settled an accrued liability. In consideration for such loans and associated extensions, along with the settlement of an accrued liability, CEN granted various individuals a total aggregate amount of 53,369 unregistered shares of common stock of CEN during the three -months ended March 31, 2021.

The above issuances of shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

During the three-months ended March 31, 2021, we issued $110,000 of convertible notes to investors to fund our working capital requirements. These notes bear interest at 5% per year and are convertible at the option of the holder into 68,750 common shares.

The above issuances of convertible notes were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

CEN has a payment default with respect to certain unsecured loans payable to private investors and related parties, in the principal amount of $1,519,983 and which bear interest at rates from 8% to 22% per annum which were due prior to May 12, 2021. The aggregate amounts due under these loans as of May 12, 2021, including accrued interest, is approximately $2,538,000. Interest and default interest and related fees currently accrue at approximately $47,000 per quarter.

CEN has a payment default with respect to certain unsecured convertible loans payable to private investors and related parties, in the principal amount of $7,652,607 and which bear interest at 5% per annum which were due prior to May 12, 2021. The aggregate amounts due under these loans as of May 12, 2021, including accrued interest, is approximately $9,615,000. Interest and default interest and related fees currently accrue at approximately $96,000 per quarter.

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

* Filed herewith.

b.     Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2021

CEN BIOTECH, INC.

By:	/s/ Bahige Chaaban
Name:	Bahige Chaaban
Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2021	/s/ Alex Tarrabain
Name: Alex Tarrabain
Title: Chief Financial Officer (Principal Financial and Accounting Officer)