Form 10-Q
period 2021-06-30
CEN BIOTECH INC
filed 2021-08-12
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 12, 2021, there were 47,673,933, shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

ITEM 4	MINE SAFETY DISCLOSURE	37

ITEM 5	OTHER INFORMATION	37

ITEM 6	EXHIBITS	38

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

Contents

Page

Unaudited condensed consolidated balance sheets	4

Unaudited condensed consolidated statements of operations	5

Unaudited condensed consolidated statements of shareholders’ deficit	6

Unaudited condensed consolidated statements of cash flows	7

Notes to the unaudited condensed consolidated financial statements	8

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$10,840	$1,908
Prepaid expenses and other assets	27,104	-
Loan receivable from Emergence Global Enterprises Inc. - related party	-	17,901

Total current assets	37,944	19,809

Other assets
Other receivable	24,629	113,999
Note receivable - CEN Biotech Ukraine LLC - related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC - related party	1,299,328	1,179,328
Intangible assets, net	4,743,741	4,956,147

Total assets	$6,150,501	$6,314,142

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$262,529	$190,716
Accounts payable – related parties	8,347	8,347
Loans payable	785,618	527,379
Loans payable – related parties	1,314,395	1,363,354
Convertible notes payable	2,115,390	6,652,448
Convertible notes payable- related parties	2,419,983	2,558,681
Accrued interest	1,295,080	1,125,034
Accrued interest – related parties	1,720,575	1,615,880
Lease liabilities	36,670	22,895
Accrued expenses	705,633	641,023

Total current liabilities	10,664,220	14,705,757

Operating lease liabilities, less current portion	139,076	142,102
Patent acquisition liability	302,000	1,380,000
Convertible notes, less current portion	24,000	78,000

Total liabilities	11,129,296	16,305,859

Shareholders’ deficit
Common stock; unlimited authorized shares; 43,142,060 and 27,557,363 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. No par value.	-	-
Additional paid-in capital	38,197,932	17,068,810
Accumulated deficit	(43,176,727)	(27,060,527)

Total shareholders’ deficit	(4,978,795)	(9,991,717)

Total liabilities and shareholders’ deficit	$6,150,501	$6,314,142

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating expenses
Consulting fees	$897,000	$162,000	$897,000	$162,077
Consulting fees – related parties	46,800	31,200	78,000	62,400
Stock based compensation	14,925,572	196,650	15,001,322	393,300
General and administrative	394,205	300,597	632,095	603,420

Total operating expenses	16,263,577	690,447	16,608,417	1,221,197

Loss from operations	(16,263,577)	(690,447)	(16,608,417)	(1,221,197)

Other income (expense)
Interest expense	(162,975)	(800,465)	(293,603)	(1,595,145)
Interest expense – related parties	(113,414)	(106,059)	(236,650)	(211,510)
Interest income	-	1,853	394	3,912
Change in fair value of patent acquisition liability	1,078,000	-	1,078,000	-
Foreign exchange (loss) gain	(31,199)	(64,763)	(55,924)	63,947

Other income (expense), net	770,412	(969,434)	492,217	(1,738,796)

Net loss	$(15,493,165)	$(1,659,881)	$(16,116,200)	$(2,959,993)

Net loss per share:
Basic and diluted	$(0.38)	$(0.06)	$(0.47)	$(0.11)

Weighted average number of shares outstanding
Basic and diluted	40,591,815	27,207,044	34,194,612	27,091,577

CEN BIOTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited)

For the three months ended June 30:		Common	Additional		Total
	Common	Shares	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances, April 1, 2020	26,998,363	$-	$16,004,060	$(42,610,284)	$(26,606,224)

Stock-based compensation	-	-	196,650	-	196,650
Issuance of common stock – interest shares	45,000	-	32,400	-	32,400
Issuance of common stock - consulting	225,000	-	162,000	-	162,000
Issuance of common stock - settlement of accrued liability	-	-	58,500	-	58,500
Net loss	-	-	-	(1,659,881)	(1,659,881)

Balances, June 30, 2020	27,268,363	$-	$16,453,610	$(44,270,165)	$(27,816,555)

Balances, April 1, 2021	27,610,732	$-	$17,220,050	$(27,683,562)	$(10,463,512)

Stock-based compensation	11,409,291	-	14,925,572	-	14,925,572
Beneficial conversion feature on convertible notes issued	-	-	111,306	-	111,306
Issuance of common stock – upon conversion of convertible notes	3,290,180	-	4,855,861	-	4,855,861
Issuance of common stock – upon conversion of convertible notes – related parties	42,500	-	68,000	-	68,000
Issuance of common stock – interest shares	45,000	-	41,250	-	41,250
Issuance of common stock – consulting	650,000	-	897,000	-	897,000
Issuance of common stock – settlement of accrued interest	94,357	-	78,893	-	78,893
Net loss	-	-	-	(15,493,165)	(15,493,165)

Balances, June 30, 2021	43,142,060	$-	$38,197,932	$(43,176,727)	$(4,978,795)

For the six months ended June 30:		Common	Additional		Total
	Common	Shares	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances, January 1, 2020	26,953,363	$-	$15,775,010	$(41,310,172)	$(25,535,162)

Stock-based compensation	-	-	393,300	-	393,300
Issuance of common stock – interest shares	90,000	-	64,800	-	64,800
Issuance of common stock - consulting	225,000	-	162,000	-	162,000
Issuance of common stock - settlement of accrued liability	-	-	58,500	-	58,500
Net loss	-	-	-	(2,959,993)	(2,959,993)

Balances, June 30, 2020	27,268,363	$-	$16,453,610	$(44,270,165)	$(27,816,555)

Balances, January 1, 2021	27,557,363	$-	$17,068,810	$(27,060,527)	$(9,991,717)

Stock-based compensation	11,409,291	-	15,001,322	-	15,001,322
Beneficial conversion feature on convertible notes issued	-	-	111,306	-	111,306
Issuance of common stock – upon conversion of convertible notes	3,290,180	-	4,855,861	-	4,855,861
Issuance of common stock – upon conversion of convertible notes – related parties	42,500	-	68,000	-	68,000
Issuance of common stock – interest shares	90,000	-	103,350	-	103,350
Issuance of common stock – consulting	650,000	-	897,000	-	897,000
Issuance of common stock – settlement of accrued interest	94,357	-	78,893	-	78,893
Issuance of common stock – settlement of accrued liability	8,369	-	13,390	-	13,390
Net loss	-	-	-	(16,116,200)	(16,116,200)

Balances, June 30, 2021	43,142,060	$-	$38,197,932	$(43,176,727)	$(4,978,795)

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(16,116,200)	$(2,959,993)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	9,192
Amortization	212,406	212,406
Amortization of debt discount	75,755	-
Lease expense	10,749	2,141
Stock-based compensation – employees	15,001,322	393,300
Stock-based compensation – non-employees	897,000	162,000
Shares issued for interest	103,350	64,800
Change in fair value of patent acquisition liability	(1,078,000)	-
Foreign exchange loss (gain)	55,924	(63,947)
Changes in operating assets and liabilities which provided (used) cash
Prepaid expenses and other assets	8,075	-
Other receivable	89,370	75,107
Accounts payable	59,459	55,075
Accounts payable – related parties	-	8,347
Accrued interest – related and non-related parties	325,327	1,733,855
Accrued expenses	78,000	62,400

Net cash used in operating activities	(277,463)	(245,317)

Cash flows used in investing activities
Advances to CEN Biotech Ukraine LLC	(120,000)	-

Cash flows provided by financing activities
Repayment of loans payable - related parties	(50,000)	-
Issuance of convertible notes	408,395	250,000
Issuance of convertible notes – related parties	48,000	-

Net cash provided by financing activities	406,395	250,000

Net increase in cash and cash equivalents	8,932	4,683

Cash and cash equivalents, beginning of period	1,908	3,757
Cash and cash equivalents, end of period	$10,840	$8,440
Supplemental cash flows disclosures
Cash paid for interest	$25,821	$8,000
Non-cash transactions - investing and financing activities
Issuance of common stock - settlement of interest	$78,893	$-
Issuance of common stock - settlement of accrued liability	$13,390	$58,500
Issuance of common stock – upon conversion of convertible notes	$4,855,861	$-
Issuance of common stock – upon conversion of convertible notes - related parties	$68,000	$-
Beneficial conversion feature in connection with issuance of convertible notes	$111,306	$-

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For the three and six-months ended June 30, 2021 and 2020, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

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

On April 20, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with Clear Com Media Inc., an Ontario, Canada corporation (“CCM”), each of the shareholders of CCM as set forth on the signature pages of the Agreement (the “CCM Shareholders”) and Lawrence Lehoux as the Representative of the CCM Shareholders (the “Shareholders’ Representative”, each of CCM and the CCM Shareholders may be referred to collectively herein as the “CCM Parties”). Pursuant to the Agreement, the Company agreed to acquire from the CCM Shareholders, all of the common shares of CCM, which is 10,000 shares of CCM common shares (the “CCM Stock”) held by the CCM Shareholders in exchange (the “Exchange”) for the issuance by the Company to the CCM Shareholders of 4,000,000 restricted shares of the Company’s common stock, no par value per share (the “Company Common Stock”). The Agreement closed on July 9, 2021 (the “Closing”). At Closing, the CCM Shareholders delivered the CCM Stock to the Company and the Company delivered the Company Common Stock to the CCM Shareholders, and CCM became a wholly owned subsidiary of the Company.

At Closing, the Company increased the number of members on its Board of Directors (the “Board”) by one and to appoint and named the Shareholder Representative as a member of the Board of the Company. Additionally, at Closing, the Company appointed and named the Shareholder Representative as the Company’s Chief Technology Officer.

At Closing, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Lehoux. Pursuant to the Employment Agreement, during the term of the Employment Agreement, the Company agreed to employ, and Mr. Lehoux agreed to accept employment with the Company as the Company’s Chief Technology Officer. Pursuant to the Employment Agreement, the Company agreed to pay Mr. Lehoux an annual base salary of $31,200.

Recently Adopted Accounting Pronouncements

No pronouncements were adopted by the Company during the six-month period ended June 30, 2021.

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

NOTE 2 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $43,176,727 at June 30, 2021 and had no committed source of additional debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 5, 6, 7, and 8. The Company will continue to raise additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. The COVID-19 pandemic has hindered the Company’s ability to raise capital. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

NOTE 3 – ADVANCES TO CEN BIOTECH UKRAINE AND LOAN RECEIVABLE FROM EMERGENCE GLOBAL

At December 31, 2020, the Company had an outstanding loan receivable of $17,901 from Emergence Global Enterprises Inc. (“Emergence Global”), a related party (see Note 11). The loan was made for the purpose of funding the operations of Emergence Global. The loan was unsecured, non-interest bearing, and was due on December 31, 2021. At the time the loan was made, Joseph Byrne, the CEO of Emergence Global was not an officer or director of the Company. He was at that time a 5% shareholder and former CEO of the Company. He was then appointed as the President and a director of the Company on April 19, 2021. Additionally, our CEO, Bill Chaaban was appointed as the President of Emergence Global on April 12, 2021. In light of Section 402 of the Sarbanes-Oxley Act of 2002, the Company and Emergence Global entered into that certain Loan Repayment Agreement dated as of May 6, 2021, pursuant to which Emergence Global agreed to repay to the Company $17,901, representing the total amount outstanding under the loan agreement, by issuing 21,830 shares of Emergence Global common stock, $0.82 par value per share. Such shares were issued to the Company on May 6, 2021. As the value of the common shares is not material, it has been presented within prepaid expenses and other assets.

At June 30, 2021 and December 31, 2020, the Company had advances of $1,299,328 and $1,179,328, respectively, to CEN Biotech Ukraine, LLC, a related party (see Note 11). The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC.

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

In March 2018, the Tesla agreement was amended to replace the $5 million stock consideration commitment with a commitment to issue one million registered shares of CEN common stock with a closing date of September 30, 2018. On October 4, 2018, this agreement was amended to extend the closing date to December 15, 2018. On April 3, 2019, the Company entered into an amendment which extended the closing date of the agreement to December 31, 2019. On March 16, 2020 the Company entered into an amendment extending the closing date until December 31, 2021. The March 2018 modification of the agreement converted a fixed value of shares to a fixed number of shares. Accordingly, the liability was reduced and additional paid in capital was increased by $4,380,000 to reflect the fair value of the shares committed at the date of the amendment. As of June 30, 2021 and December 31, 2020, the value of this liability was $302,000 and $1,380,000, respectively. This liability will be remeasured at each reporting date using the current fair value of CEN’s common shares.

The Company intends to explore using the patented LED Lighting Technology across manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired, other than the patent, included certain machinery and raw materials, which were old and non-functioning and accordingly, had no fair value.

The intangible asset consists of the following at:

	June 30, 2021	December 31, 2020

Lighting patent	$6,797,000	$6,797,000
Accumulated amortization	(2,053,259)	(1,840,853)

Net	$4,743,741	$4,956,147

As of June 30, 2021 and December 31, 2020, there is no impairment expense recognized based on the Company’s expectations that it will be able to monetize the patent. The lighting patent is being amortized straight-line over 16 years. Expected amortization expense is $424,812 per year through 2031, with the remaining $283,215 to be amortized in 2032.

NOTE 5 – LOANS PAYABLE

Loans payable consist of the following at:

	June 30, 2021	December 31, 2020
Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note was previously secured by equipment that the Company disposed of on August 1, 2020.	$75,000	$75,000

Mortgage payable in default to ARG & Pals, Inc., for the original amount of CAD 385,000. The mortgage bears interest at 22% per annum, is unsecured, and matured on November 21, 2018.	310,618	302,379

Loan payable to an individual, issued January 17, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan which matures on August 16, 2021.	50,000	50,000

Loan payable to an individual, issued April 13, 2018, with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan which matures on August 16, 2021.	100,000	100,000

Loans payable in default to multiple private investors bearing an interest at rates of up to 5% per annum, maturing at various dates between June 2018 and May 2021.	250,000	-

Total loans payable (all current)	$785,618	$527,379

During each of the three-month periods ended June 30, 2021 and 2020, 18,000 common shares were issued to individuals in connection with interest terms of the above loans. Accordingly, during the three-month periods ended June 30, 2021 and 2020, $16,500 and $12,960 in interest expense and additional paid-in capital was recorded, respectively.

During each of the six-month periods ended June 30, 2021 and 2020, 36,000 common shares were issued to individuals in connection with interest terms of the above loans. Accordingly, during the six-month periods ended June 30, 2021 and 2020, $41,340 and $25,920 in interest expense and additional paid-in capital was recorded, respectively.

During the three-month period ended June 30, 2021, certain private investors amended their convertible notes payable totaling $250,000, which were convertible into 128,125 common shares. As a result of the amendments, these notes no longer contain a conversion feature and have been reclassified to loans payable from convertible notes payable.

NOTE 6 – LOANS PAYABLE- RELATED PARTY

Loans payable - related party consists of the following at:

	June 30, 2021	December 31, 2020
Loans payable in default to the spouse of Bill Chaaban, CEO of CEN, for the original amounts of CAD 48,630 and USD $198,660, bear interest at 10% per annum. These are unsecured loans that matured on December 31, 2018.	$237,895	$236,854

Loans payable in default to a former director of Creative, former parent company, bear interest at 10% per annum. This are unsecured loans that matured on December 31, 2018.	601,500	601,500

Loan payable in default to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the CEO of CEN, bearing interest at 8% per annum. This is an unsecured loan that matured on October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loan payable to the spouse of Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan that matures on August 16, 2021.	100,000	100,000

Loan payable to Alex Tarrabain, CFO and a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan that matures on August 16, 2021.	75,000	75,000

Loan payable to Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This loan was repaid in June 2021.	-	50,000

Total loans payable - related party (all current)	$1,314,395	$1,363,354

Attributable related party accrued interest was $617,832 and $568,969 as of June 30, 2021 and December 31, 2020, respectively. Interest expense attributable to related party loans was $51,662 and $46,188 for the three-months ended June 30, 2021 and 2020, respectively, and was $115,524 and $91,771 for the six-months ended June 30, 2021 and 2020, respectively.

During both three-month periods ended June 30, 2021 and 2020, 27,000 common shares were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during the three-month periods ended June 30, 2021 and 2020, $24,750 and $19,440 in related party interest expense and additional paid-in capital was recorded, respectively.

During both six-month periods ended June 30, 2021 and 2020, 54,000 common shares were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during the six-month periods ended June 30, 2021 and 2020, $62,010 and $38,880 in related party interest expense and additional paid-in capital was recorded, respectively.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes payable consists of the following at:

	June 30, 2021	December 31, 2020
Convertible note payable, due on demand, for the original amount of CAD 1,104,713, bearing interest at 7% per annum with conversion rights for 335,833 common shares.	$891,282	$867,641

Convertible notes payable to multiple private investors, including certain notes in default, bearing interest at 5% per annum with conversion rights for 776,467 common shares, maturing at various dates between May 2018 and September 2022.	1,236,794	5,862,807

Convertible notes payable with beneficial conversion features at original issuance to multiple private investors, bearing interest at 5% per annum with conversion rights for 91,877 common shares, maturing at various dates in June 2022.	30,562	-

Total convertible notes payable	2,158,638	6,730,448
Less unamortized debt discount	19,248	-

Total convertible notes payable, net of unamortized debt discount	2,139,390	6,730,448
Less current portion	2,115,390	6,652,448

Convertible notes payable, less current portion	$24,000	$78,000

The Company issues convertible notes as a method to raise operating capital. These notes convert to a fixed number of shares specified in the convertible note, at the option of the note holder. Certain of these notes are considered to contain a beneficial conversion feature if in-the-money at the time of issuance. The Company has determined the value associated with the beneficial conversion feature in connection with the notes issued during both the three and six-month periods ended June 30, 2021 to be $93,164. This value has been recorded as a component of equity during 2021 and the aggregate original issue discount is accreted and charged to interest expense as a financing expense from the date of issuance until maturity. Upon conversion, any remaining unaccreted discount is charged to interest expense. No convertible notes with beneficial conversion features were issued during the three or six-month periods ended June 30, 2020.

These notes may be converted at the option of the note holder upon written notice by the note holder. These notes are convertible into a total of 1,204,177 common shares.

During the three-month period ended June 30, 2021, certain private investors elected to exercise their convertible notes payable totaling $4,855,861 in exchange for 3,290,180 common shares. As a result, the associated convertible notes have been extinguished and reclassified as additional paid in capital.

During the three-month period ended June 30, 2021, certain private investors elected to convert $78,893 of accrued interest owed on convertible notes into 94,357 shares of common stock.

As of August 12, 2021, we are currently in default of $985,111 of convertible notes payable, which are convertible into 619,167 shares of common stock.

NOTE 8 – CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties consists of the following at:

	June 30, 2020	December 31, 2020
Convertible note in default due to the spouse of Bill Chaaban, CEO of CEN, which bears an interest at 12% per annum. This note is convertible to 867,576 common shares and matured on August 17, 2020.	$1,388,122	$1,388,122

Convertible notes in default due to Harold Aubrey de Lavenu, a Vice President and Director of CEN, bearing interest at 5% per annum. These notes are convertible to 548,980 common shares and matured on March 31, 2019.	878,368	878,368

Convertible notes in default due to Joseph Byrne, former CEO, and current President and member of the board of CEN, bearing interest at 12% per annum. This note is convertible to 76,123 common shares and matured on August 17, 2020.	121,796	224,191

Convertible notes with beneficial conversion features due to the parents of Jeffery Thomas, a Director of CEN, bearing interest at 5% per annum. These notes are convertible to 48,000 common shares with a maturity date of May 24, 2022.	48,000	-

Convertible note in default due to Alex Tarrabain, CFO and a Director of CEN, bearing interest at 5% per annum. On April 10, 2021, this note was converted to 30,000 common shares.	-	48,000

Convertible note due to Darren Ferris, brother of Ameen Ferris, a Vice President and a Director of CEN, bearing interest at 5% per annum. On April 26, 2021, this note was converted to 12,500 common shares.	-	20,000

Total convertible notes payable – related parties	2,436,286	2,558,681
Less unamortized debt discount	16,303	-

Total convertible notes payable - related parties (all current)	$2,419,983	$2,558,681

Attributable related party accrued interest was $1,102,743 and $1,046,911 as of June 30, 2021 and December 31, 2020, respectively. Interest expense attributable to related party convertible notes was $61,752, and $59,871 for the three months ended June 30, 2021 and 2020, respectively, and was $121,126 and $119,739 for the six-months ended June 30, 2021 and 2020, respectively.

The Company issues convertible notes to related parties as a method to raise operating capital. These notes convert to a fixed number of shares specified in the convertible note, at the option of the note holder. Certain of these notes are considered to contain a beneficial conversion feature if in-the-money at the time of issuance.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes issued to related parties during both the three and six-month periods ended June 30, 2021 to be $18,142. This value has been recorded as a component of equity during 2021 and the aggregate original issue discount is accreted and charged to interest expense as a financing expense from the date of issuance until maturity. Upon conversion, any remaining unaccreted discount is charged to interest expense. No convertible notes to related parties with beneficial conversion features were issued during the three or six-month periods ended June 30, 2020.

These notes may be converted at the option of the note holder upon written notice by the note holder. These notes are convertible into a total of 1,587,167 common shares.

During the three-month period ended June 30, 2021, a convertible note due to Joseph Byrne in the amount of $102,395, convertible into 63,997 shares, was transferred to a private investor and reclassified.

As of August 12, 2021, we are currently in default of $2,388,287 of convertible notes payable, which are convertible into 1,492,679 shares of common stock.

NOTE 9 – INCOME TAXES

A reconciliation of the effective tax rate of the income tax benefit and the statutory income tax rates applied to the loss before income taxes is as follows for the three and six-months ended June 30:

	2021	2020

Income tax benefit at Canadian statutory rate	26.5%	26.5%
Valuation allowance	(26.5%)	(26.5%)

Effective income tax rate	0%	0%

As of June 30, 2021, the Company has net operating loss carry forwards of approximately $28,900,000 that may be available to reduce future years’ taxable income. Such carry forwards typically expire after 20 years. The Company currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, because the Company believes that it is more likely than not that the carryforwards will expire unused and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the period ended June 30, 2021 and the year ended December 31, 2020:

	June 30, 2021	December 31, 2020

Deferred tax asset - net operating losses	$7,600,000	$3,400,000
Deferred tax asset valuation allowance	(7,600,000)	(3,400,000)

Net deferred tax asset	$-	$-

The valuation allowance increased $4,100,000 and $600,000 for the three-months ended June 30, 2021 and 2020, respectively, and $4,200,000 and $700,000 for the six-months ended June 30, 2021 and 2020, respectively. All other temporary differences are immaterial both individually and in the aggregate to the condensed consolidated financial statements.

Company management analyzes its income tax filing positions in Canadian federal and provincial jurisdictions where it is required to file income tax returns, for all open tax years in these jurisdictions, to identify potential uncertain tax positions. As of June 30, 2021, there are no uncertain income tax positions taken or expected to be taken that would require recognition of a liability or disclosure in the condensed consolidated financial statements. The Company is subject to routing audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Generally, the Company is no longer subject to income tax examinations for years prior to 2017.

NOTE 10 – SHAREHOLDERS’ DEFICIT / STOCK ACTIVITY

The Company is authorized to issue an unlimited number of common shares and an unlimited number of special voting shares. Common shares have no stated par value.

As of June 30, 2021, 2,791,344 shares of common stock are committed to the holders of the convertible notes.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has received loans from several related parties, as described above in Notes 6 and 8.

A loan totaling $17,901 was made to Emergence Global as of December 31, 2020. The loan was made for the business purpose of assisting Emergence with operating expenses. Emergence Global’s Chief Executive Officer is Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN. Joseph Byrne, previously served as the Chief Executive Officer and member of the Board of Directors of the Company from July 2017 until November 13, 2019. This note was repaid on May 6, 2021, see Note 3.

There are advances of $1,299,328 and $1,179,328 to CEN Biotech Ukraine as of June 30, 2021 and December 31, 2020, respectively. Such advances were made for the purpose of funding the operations of CEN Ukraine as summarized in Note 4. CEN Ukraine was founded by Bill Chaaban. Prior to December 3, 2017, Bill Chaaban directly owned 51% of CEN Ukraine. CEN Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Ukraine. On December 14, 2017, the Company entered into a controlling interest purchase agreement with Bill Chaaban, our Chief Executive Officer and member of our board of directors, and another shareholder of CEN Ukraine, Usamakh Saadikh, a member of our board of directors, for 51% of the outstanding equity interests of CEN Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of August 12, 2021, as the Company needs to raise additional funds in order to proceed with the closing. Bahige (Bill) Chaaban, our Chief Executive Officer and member of our Board of Directors, and Usamakh Saadikh, a member of our Board of Directors, each directly own 25.5% of CEN Ukraine respectively. The remaining 49% of CEN Ukraine is owned by XN Pharma, which is an entity jointly owned by Bahige (Bill) Chaaban and Usamakh Saadikh. Bahige (Bill) Chaaban and Usamakh Saadikh do not currently hold any positions with CEN Ukraine. CEN Ukraine is operated and controlled by its sole director. Pursuant to Ukrainian law, shareholders of a company do not have the ability to control the company or the actions of its director. CEN Ukraine is operated under the direction of its management per the guidelines of Ukrainian law.

On July 12, 2017, the Company’s Shareholders elected individuals to serve as Directors on the Board. These individuals hold long-term convertible notes payable issued prior to the election. All notes payable bear interest at 5% per annum and are convertible to common shares with various maturity dates. They became related parties when they were elected.

During the three-months ended June 30, 2021 and 2020, the Company incurred payroll and consulting expenses of $46,800 and $31,200, respectively, and $78,000 and $62,400 during the six-months ended June 30, 2021 and 2020, respectively, with certain Board Members and Officers. As of June 30, 2021 and December 31, 2020, $408,200 and $330,200, respectively, was payable to these related parties for payroll and consulting charges, which are included within accrued expenses.

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments beginning in 2017 through 2026. No payments have been received as of June 30, 2021, however, management expects this balance to be collectible.

Jamaal Shaban (“Lessor”), cousin of Bill Chaaban, leased 20 North Rear Road, a 10.4 acre site of land in Canada which included two buildings and a security vault, to the Company under an agreement effective January 2017 for monthly rental payments of CAD 4,000 plus taxes for a period of five years. This lease was assigned by the Lessor to Jamsyl Group, a third-party, when Jamsyl Group purchased the property from Jamaal Shaban in October 2019. Effective August 1, 2020, the Company entered into a mutual termination and release agreement with Jamsyl Group in exchange for 36,500 shares of CEN common stock, valued at $50,700, which vested immediately, based upon remaining lease payments owed. The lease had been accounted for as an operating lease utilizing an 8% discount rate. All remaining associated right-of-use assets as of August 1, 2020 of $48,110 and associated liabilities of $45,118 were written off in conjunction, resulting in a loss on lease termination of $53,692. During the three and six-months ended June 30, 2020, lease expenses of $8,690 and $17,409, respectively, related to this agreement were recognized within general and administrative expenses.

The Company also leased office space in Windsor, Ontario from R&D Labs Canada, Inc., whose president is Bill Chaaban. This lease was subsequently assigned to RN Holdings Ltd, a third-party, on May 8, 2019 when RN holdings purchased the building. Under the lease agreement effective October 1, 2017, monthly rents of CAD 2,608 are due through September 2022, at which point monthly rents of CAD 3,390 are due. Effective August 1, 2020, the Company ceased making payments and abandoned the leased space. Accordingly, the Company determined that there was no future economic value to the associated right-of-use asset and recognized a full impairment loss of $146,795 on August 1, 2020. As of August 12, 2021, the Company has not reached an agreement with RN Holdings Ltd to modify or to settle the remaining contractual liability, which therefore remains recorded as of June 30, 2021 under its original contractual terms. The associated liability as of June 30, 2021 and December 31, 2020 was $175,746 and $164,997, respectively, utilizing an 8% discount rate. During the three-months ended June 30, 2021 and 2020, lease expenses of $5,577 and $6,928, respectively, and during the three-months ended June 30, 2021 and 2020, lease expenses of $10,749 and $13,253, respectively, related to this agreement were recognized within general and administrative expenses.

Effective with the August 1, 2020 lease termination and abandonments, all property, plant, and improvements, which were located at these properties were abandoned.

Maturities of the operating lease liability for the 12 months subsequent to June 30, 2021 was as follows:

Amount
2022	$48,392
2023	30,927
2024	32,820
2025	32,820
2026	32,820
Thereafter	41,025

Total lease payments	$218,804
Less imputed interest	43,058
Present value of lease liability	$175,746

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

On April 2, 2021, the Board of Directors of the Company adopted the 2021 Equity Compensation Plan (the “2021 Plan”) providing for the granting of options to purchase shares of common stock, restricted stock awards and other stock-based awards to directors, officers, employees, advisors and consultants of the Company and reserved an additional 20,000,000 shares of the Company’s common stock for issuance under the 2021 Plan.

Equity Compensation Grants

On November 30, 2017, the Company granted a one-time equity award (“Equity Award”) of restricted shares of the Company’s common stock pursuant to a Restricted Stock Agreement to certain executives and directors of the company. Donald Strilchuck, Director, received 1,000,000 restricted shares of the Company's common stock for security consulting services, of which 550,000 vested immediately and the remaining vesting ratably each month over the next 36 months. Other individuals received a total of 1,870,000 restricted shares of the Company's common stock for consulting services performed, of which 1,330,000 vested immediately and the remaining vesting ratably each month over the next 36 months. The expense related to the restricted stock awarded to non-employees for services rendered was recognized on the grant date.

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

On April 2, 2021, a consulting agreement with CONFIEN SAS for business coaching was entered into for a period of 12 months. As payment for these services, 650,000 restricted shares, subject to applicable securities laws and regulations as set forth in the Restricted Stack Agreement, of the Company’s common stock were granted. Such shares vested immediately. The expense related to the restricted stock awarded to non-employees for services previously rendered of $897,000 was recognized on the grant date.

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

On April 2, 2021, the Board of Directors appointed Ameen Ferris and Harold Aubrey De Lavenu to serve as Vice Presidents of the Company. Under the associated Executive Employment Agreements, they will each receive compensation in the form of a base annual salary of $31,200. In addition, Ameen Ferris was granted 1,000,000 and Harold Aubrey De Lavenu was granted 1,041,250 restricted shares, subject to applicable securities laws and regulations, as set forth in the Restricted Stock Agreement, of the Company’s common stock. Such shares vested immediately. The expense related to the restricted stock awarded to employees for services previously rendered of $2,816,925 was recognized on the grant date.

On April 2, 2021, the Company entered into an RSA (the “Boswell RSA”) with Richard Boswell. Pursuant to the Boswell RSA, the Company granted Mr. Boswell 2,185,679 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered of $3,016,237 was recognized on the grant date.

On April 2, 2021, the Company entered into an RSA (the “Chaaban RSA”) with Bahige Chaaban. Pursuant to the Chaaban RSA, the Company granted Mr. Chaaban 3,106,122 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered of $4,286,435 was recognized on the grant date.

On April 2, 2021, the Company entered into an RSA (the “Payne RSA”) with Brian Payne. Pursuant to the Payne RSA, the Company granted Mr. Payne 1,435,000 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered of $1,980,300 was recognized on the grant date.

On April 2, 2021, the Company entered into an RSA (the “Saadikh RSA”) with Usamakh Saadikh. Pursuant to the Saadikh RSA, the Company granted Mr. Saadikh 1,000,000 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered of $1,380,000 was recognized on the grant date.

On April 2, 2021, the Company entered into an RSA (the “Strilchuck RSA”) with Donald Strilchuck. Pursuant to the Strilchuck RSA, the Company granted Mr. Strilchuck 341,250 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date.  The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered of $470,925 was recognized on the grant date.

On April 2, 2021 and June 25, 2021, the Company entered into an RSA (the “Tarrabain RSA”) with Alex Tarrabain. Pursuant to the Tarrabain RSA, the Company granted Mr. Tarrabain 300,000 and 1,000,000, respectively, restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date. The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered of $899,000 was recognized on the grant date.

Restricted Stock Awards

Restricted stock awards relate to common shares that are subject to applicable securities laws and regulations as set forth in the RSAs and other equity compensation grants.

The total grant-date fair value of the restricted shares noted in the employment agreements and equity compensation grants sections above was $28,760,063 and $13,013,241 as of June 30, 2021 and December 31, 2020, respectively. During the three and six-month periods ended June 30, 2021, 12,059,291 restricted shares with a grant date fair value of $15,746,822 were awarded. During the three and six-month periods ended June 30, 2020, 225,000 restricted shares with a grant date fair value of $162,000 were awarded. Prior to the start of trading on April 5, 2021 via the OTC Link alternative trading system (operated by OTC Markets Group Inc.), the grant-date fair value was calculated utilizing an enterprise valuation model as of the date the awards are granted. Beginning April 5, 2021, the grant-date fair value is calculated utilizing the daily closing price as published via the OTC Link.

With the exception of immediately vesting portions of awards, shares typically vest pro-rata over the requisite service period, which is generally three years from the grant-date. Non-vested restricted stock awards participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

During the three-month periods ended June 30, 2021 and 2020, 12,134,291 and 900,000, respectively, and during the six-month periods ended June 30, 2021 and 2020, 12,209,291 and 1,237,500, respectively, of these shares vested. The fair value of the restricted stock which vested amounted to $15,822,572 and $459,000 for the three-months ended June 30, 2021 and 2020, respectively, and $15,898,322 and $697,500 for the six-months ended June 30, 2021 and 2020, respectively.

Compensation expense recognized in connection with the restricted stock awards was $14,925,572 and $196,650 for the three-months ended June 30, 2021 and 2020, respectively, and $15,001,322 and $393,300 for the six-months ended June 30, 2021 and 2020, respectively. Consulting expense recognized in connection with the restricted stock awards was $897,000 and $162,000 for the three and six-months ended June 30, 2021 and 2020, respectively.

Non-vested restricted stock award activity for the six-months ended June 30, 2021 and 2020 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term (Years)
Non-vested at January 1, 2020	2,025,000	$0.76	1.54
Granted	225,000	0.72	-
Vested	(1,237,500)	0.68	-
Forfeited	-	-	-
Non-vested at June 30, 2020	1,012,500	$0.84	1.35

Non-vested at January 1, 2021	425,000	$1.01	1.50
Granted	12,059,291	1.31	-
Vested	(12,209,291)	1.30	-
Forfeited	-	-	-
Non-vested at June 30, 2021	275,000	$1.01	1.00

The fair value of the restricted stock grants was based on the valuation of a third-party specialist prior to April 5, 2021. Beginning April 5, 2021, the fair value of the restricted stock grants is based upon the daily closing price per the OTC Link. As of June 30, 2021, unrecognized compensation expense totaled $277,750, which will be recognized on a straight-line basis over the vesting period or requisite service period through May 2022.

NOTE 13 – NET LOSS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of June 30, 2021 and 2020. Common stock equivalents that were excluded for the three and six-month periods ended June 30, 2021 and 2020 are as follows:

	Three-months Ended June 30,		Six-months Ended June 30,
	2021	2020	2021	2020
Convertible debt	2,657,697	5,482,166	2,631,484	5,376,040

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

The fair value of the Company’s financial instruments are as follows at:

	Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At June 30, 2021:
Cash and cash equivalents	$10,840	$-	$10,840	$-	$10,840
Other receivables	$24,629	$-	$-	$24,629	$24,629
Note receivable – CEN Biotech Ukraine, LLC – related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC - related party	$1,299,328	$-	$-	$1,299,328	$1,299,328
Loans payable	$785,618	$-	$-	$785,618	$785,618
Loans payable – related parties	$1,314,395	$-	$-	$-	$-
Patent acquisition liability	$302,000	$302,000	$-	$-	$302,000
Convertible notes payable	$2,139,390	$-	$-	$3,328,714	$3,328,714
Convertible notes payable – related parties	$2,419,983	$-	$-	$-	$-

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2020:
Cash and cash equivalents	$1,908	$-	$1,908	$-	$1,908
Other receivables	$113,999	$-	$-	$113,999	$113,999
Note receivable – CEN Biotech Ukraine, LLC – related party	$44,859	$-	$-	$44,859	$44,859
Advances to Emergence Global - related party	$17,901	$-	$-	$17,901	$17,901
Advances to CEN Biotech Ukraine, LLC - related party	$1,179,328	$-	$-	$1,179,328	$1,179,328
Loans payable	$527,379	$-	$-	$527,379	$527,379
Loans payable – related parties	$1,363,354	$-	$-	$-	$-
Patent acquisition liability	$1,380,000	$-	$-	$1,380,000	$1,380,000
Convertible notes payable	$6,730,448	$-	$-	$7,766,663	$7,766,663
Convertible notes payable – related parties	$2,558,681	$-	$-	$-	$-

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

The fair value of the patent acquisition liability is based upon the fair value of the common stock, which was obtained from a 3rd party valuation specialist prior to April 5, 2021. This valuation report utilized a cash-free asset value model to estimate enterprise value based upon similar companies. Beginning April 5, 2021, the fair value of the patent acquisition liability is based upon the OTC closing price and accordingly was transferred from Level 3 to Level 1 due to the availability of published prices for CEN’s common stock.

NOTE 16 – SUBSEQUENT EVENTS

From July 1, 2021 to August 12, 2021, the Company authorized the issuance of 18,873 shares of its common stock upon conversion of the principal amount due under 4 notes, to 4 persons. The aggregate principal amount of the notes prior to conversion was $30,196.80.

From July 1, 2021 to August 12, 2021, the Company issued 1 new convertible notes totaling $20,000 with conversion rights of 52,631 shares of the Company common stock.

On July 13, 2021, the Company entered into an RSA (the “Keane RSA”) with Patrick Keane. Pursuant to the Keane RSA, the Company granted Mr. Keane 200,000 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date.  The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered was recognized on the grant date.

On July 13, 2021, the Company entered into an RSA (the “Scott RSA”) with Daniel Scott. Pursuant to the Scott RSA, the Company granted Mr. Scott 300,000 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date.  The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered was recognized on the grant date.

On April 20, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with Clear Com Media Inc., an Ontario, Canada corporation (“CCM”), each of the shareholders of CCM as set forth on the signature pages of the Agreement (the “CCM Shareholders”) and Lawrence Lehoux as the Representative of the CCM Shareholders (the “Shareholders’ Representative”, each of CCM and the CCM Shareholders may be referred to collectively herein as the “CCM Parties”). Pursuant to the Agreement, the Company agreed to acquire from the CCM Shareholders, all of the common shares of CCM, which is 10,000 shares of CCM common shares (the “CCM Stock”) held by the CCM Shareholders in exchange (the “Exchange”) for the issuance by the Company to the CCM Shareholders of 4,000,000 restricted shares of the Company’s common stock, no par value per share (the “Company Common Stock”). The Agreement closed on July 9, 2021 (the “Closing”). At Closing, the CCM Shareholders delivered the CCM Stock to the Company and the Company delivered the Company Common Stock to the CCM Shareholders, and CCM became a wholly owned subsidiary of the Company. At Closing, the Company increased the number of members on its Board of Directors (the “Board”) by one and to appoint and named the Shareholder Representative as a member of the Board of the Company. Additionally, at Closing, the Company appointed and named the Shareholder Representative as the Company’s Chief Technology Officer. At Closing, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Lehoux. Pursuant to the Employment Agreement, during the term of the Employment Agreement, the Company agreed to employ, and Mr. Lehoux agreed to accept employment with the Company as the Company’s Chief Technology Officer. Pursuant to the Employment Agreement, the Company agreed to pay Mr. Lehoux an annual base salary of $31,200.

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

Prior to the Spin Off Distribution, the Company initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario.  On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. On February 1, 2016 the Company commenced legal action against the Attorney General of Canada in the Ontario Superior Court of Justice for damages for detrimental reliance, economic loss, and prejudgment and post judgment interest, costs of the proceeding and other relief that the court may seem just.  As of August 12, 2021 the action in the Ontario Superior Court of Justice is still ongoing.  In the meantime the Company decided to develop and pursue other businesses that are related to Light Emitting Diode (“LED”) lighting and hemp-based industrial, medical and food products that have a tetrahydrocannabinol (“THC”) that is below 0.3%.

         We are currently focused on the manufacturing, production and development of LED lighting technology and hemp-based products. The Company intends to continue to explore the usage of hemp, which it now intends to cultivate for usage in industrial, medical and food products. We also plan to expand our business to include Cannabis, Psychedelic Mushrooms, and Digital Communities. Our mission is to strive to be an agriculture based mindful provider of Phyto medical solutions developed to help improve "your" state of health and well-being.

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

At June 30, 2021 and December 31, 2020, the Company had advances of $1,299,328 and $1,179,328, respectively, to CEN Ukraine which is a related party. The advances were for the purpose of funding the operations of CEN Ukraine. These advances were substantially used as follows:

●	Approximately $420,000 to operate its office in Kiev;
●	Approximately $445,328 to employ several workers;
●	Approximately $350,000 for performing multiple test crops;
●	Approximately $75,000 for oil processing activities; and
●	Approximately $9,000 for payment of rent.

Plan of Operations

Plan of Operations of CEN Biotech Inc.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $100,000 for a total of $1,200,000 for the maximum of 12 months. We have relied and will continue to rely on capital raised from third parties to fund our operating expenses during the following 12 months.

In order to complete our plan of operations, we estimate that $8,700,000 in funds will be required. The source of such funds is anticipated to be from capital raised from third parties. If we fail to generate $8,700,000 of funds from capital raised, we may not be able to fully carry out our plan of operations.

Generally, the funds are planned to be invested as follows: $2.3 million in hemp activities, $2.5 million in LED lighting manufacturing, $200,000 to obtain quotation on OTCQB, $2.5 million to complete acquisitions in the phyto medical space including cannabis and psychedelic mushrooms and $1.2 million in general operating costs. There can be no assurance that the Company will be able to raise the foregoing funds or proceed as planned.

We hope to reach the following milestones in the next 12 months:

●	February 2022 – The Company intends to close a minimum of two acquisitions in the phyto medical space and we estimate the cost of this to be $1,250,000.

●	June 2022 - The Company intends to close an additional two acquisitions in the phyto medical space and we estimate the cost of this to be $1,250,000.

●	October 2021 – The Company intends to obtain quotation on OTCQB and we estimate the costs of this to be $200,000.

●	October 2021 – The Company intends to close on its contract with CEN Ukraine and we estimate the costs of this to be $300,000.

●	October 2021 to December 2024 – The Company intends to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products through CEN Ukraine as follows:

●	Secure lease of processing facility expected to take place in November, 2021 and we estimate the costs of this to be $400,000 annually.

●	Purchase of seeds for production crop expected to take place in November, 2021 and we estimate the costs of this to be $100,000 annually.

●	Hire farming and production staff expected to take place in March, 2022 and we estimate the costs of this to be $600,000 annually.

●	Rent farming equipment, purchase fuel, irrigation, and nutrients expected to take place in April, 2022 and we estimate the costs of this to be $600,000 annually.

●	Market, package and ship product expected to take place in July, 2022 and we estimate the costs of this to be $300,000 annually.

●	September 2021 – The Company intends to close on its contract with Tesla Digital, Inc. regarding the LED lighting patent and we estimate the costs of this to be $300,000.

●

October 2021 to December 2024 – The Company intends to explore using the LED lighting patent across manufacturing operations and licensing opportunities across multiple industries such as the horticultural industry, as well as the automotive, industrial and commercial lighting industries as follows:

●	Lease production facility expected to take place in December 2021 and we estimate the costs of this to be $400,000 annually.

●	Lease equipment expected to take place in December, 2021 and we estimate the costs of this to be $400,000 annually.

●	Hire staff expected to take place in December, 2021 and we estimate the costs of this to be $600,000 annually.

●	Initial raw materials expected to take place in December, 2021 and we estimate the costs of this to be $500,000 one time.

●	Marketing and delivery expected to take place in April, 2022 and we estimate the costs of this to be $300,000 annually.

Achievement of the milestones will depend highly on our funds and the availability of those funds. There can be no assurance that we will be able to successfully complete such milestones.

Plan of Operations of Clear Com Media, Inc.

The current burn rate for CCM inclusive of all wages and operating costs are approximately $120,000 CDN per month or $1,440,000 CDN per year (Approx. $1,152,000 USD) per year. We anticipate an increase of 40% in this burn rate for wages for senior software developers and network engineers as well as a modest marketing spend for the launch of one of CCM’s new products and services anticipated for commercialization in Q4 of 2021.

The following highlights the major goals and activities planned for the next twelve months:

●	Expansion of CCM’s enterprise hosting infrastructure for CCM’s client services and CCM products to address the ongoing growth needs of the business.

●

Completion of the Chatter product and service that is expected to launch in Q4 of 2021. This product in currently in the final stages of development and is expected to be completed in the end of Q3 with testing and marketing to commence on the final quarter of 2021.

●

Continued development on the BIO Blockchain permission platform that will continue for the next twelve months and beyond. The ongoing development cost of this project is estimated to be $25,000 per month until completed.

●	Continued development of internal efficiency processes and automated systems for tasks such as workflow, billing, subscriptions, security and internal cloud computing.

●

Development, deployment and management of a modest online marketing campaign for the launch of the Chatter service which is expected to commence in Q4 of 2021 and continue on a more aggressive path after month 12 and onward.

●

Continued development of the digital community project (Project Juno) that is expected to continue well into 2022 with an estimated completion date of Q4 2022. This project will require the hiring of additional skilled developers and software engineers to focus on new R&D initiatives for a future consumer and business focused product and service. The development cost of this project is estimated to be $600,000 for a minimum viable product and ongoing expansion costs of $40,000 per month in perpetuity.

●

Continued support and a modest expansion of the core services offered by to our key business partners and direct customers. These services include but are not limited to software and web development. SEO, social media marketing, mobile app development and online digital marketing.

Continue to investigate potential strategic acquisitions to add to the organization that can assist in accelerating and amplifying the goals of the organization.

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

On April 20, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with Clear Com Media Inc., an Ontario, Canada corporation (“CCM”), each of the shareholders of CCM as set forth on the signature pages of the Agreement (the “CCM Shareholders”) and Lawrence Lehoux as the Representative of the CCM Shareholders (the “Shareholders’ Representative”, each of CCM and the CCM Shareholders may be referred to collectively herein as the “CCM Parties”). Pursuant to the Agreement, the Company agreed to acquire from the CCM Shareholders, all of the common shares of CCM, which is 10,000 shares of CCM common shares (the “CCM Stock”) held by the CCM Shareholders in exchange (the “Exchange”) for the issuance by the Company to the CCM Shareholders of 4,000,000 restricted shares of the Company’s common stock, no par value per share (the “Company Common Stock”). The Agreement closed on July 9, 2021 (the “Closing”). At Closing, the CCM Shareholders delivered the CCM Stock to the Company and the Company delivered the Company Common Stock to the CCM Shareholders, and CCM became a wholly owned subsidiary of the Company. At Closing, the Company increased the number of members on its Board of Directors (the “Board”) by one and to appoint and named the Shareholder Representative as a member of the Board of the Company. Additionally, at Closing, the Company appointed and named the Shareholder Representative as the Company’s Chief Technology Officer. At Closing, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Lehoux. Pursuant to the Employment Agreement, during the term of the Employment Agreement, the Company agreed to employ, and Mr. Lehoux agreed to accept employment with the Company as the Company’s Chief Technology Officer. Pursuant to the Employment Agreement, the Company agreed to pay Mr. Lehoux a base salary of $31,200. Clear Com Media Inc. is a Windsor, Ontario based data management, digital marketing and Ecommerce company founded on the premise that we are not satisfied until our customers are. Clear Com is entirely committed to delivering a positive customer experience while continuing to grow and gaining the trust of the online community. Clear Com seeks to let nothing stop it from delivering a positive personal experience by focusing on data driven decision making. By exemplifying professionalism and expertise in technology Clear Com seeks to ensure customer satisfaction every step of the way.

At December 31, 2020, the Company had an outstanding loan agreement with Emergence Global Enterprises Inc. (“Emergence Global”), and advanced funds of $17,901. At the time the loan was made, Joseph Byrne, the CEO of Emergence Global was not an officer or director of the company. He was at that time a 5% shareholder and former CEO of the Company. He was then appointed as the President and a director of the Company on April 19, 2021. Additionally, our CEO, Bill Chaaban was appointed as the President of Emergence Global on April 12, 2021. In light of Section 402 of the Sarbanes-Oxley Act of 2002, as of May 6, 2021, the loan to Emergence Global has been repaid in full, through the issuance to the Company of shares of Emergence Global common stock, and is no longer outstanding. The Company and Emergence Global entered into that certain Loan Repayment Agreement dated as of May 6, 2021, pursuant to which Emergence Global agreed to repay to the Company $17,901, representing the total amount then outstanding under the loan agreement, by issuing 21,830 shares of Emergence Global common stock, $0.82 par value per share. Such shares were issued to the Company on May 6, 2021.

On June 25, 2021, the Company entered into a Restricted Stock Agreement (the “RSA”) under the Company’s 2021 Equity Compensation Plan (the “Plan”) with Alex Tarrabain, the Company’s Chief Financial Officer and a member of its board of directors. Pursuant to the RSA, the Company granted Mr. Tarrabain 1,000,000 shares of the Company’s common stock under the Plan to vest immediately on the grant date.

On July 13, 2021, the Company entered into an RSA (the “Keane RSA”) with Patrick Keane. Pursuant to the Keane RSA, the Company granted Mr. Keane 200,000 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date.  The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered was recognized on the grant date.

On July 13, 2021, the Company entered into an RSA (the “Scott RSA”) with Daniel Scott. Pursuant to the Scott RSA, the Company granted Mr. Scott 300,000 restricted shares of the Company’s common stock under the 2021 Plan to vest immediately on the grant date.  The shares issued are restricted shares that are subject to applicable securities laws and regulations. The expense related to the restricted stock awarded to employees for services previously rendered was recognized on the grant date.

From July 1, 2021 to August 12, 2021, the Company authorized the issuance of 18,873 shares of its common stock upon conversion of the principal amount due under 4 notes, to 4 persons. The aggregate principal amount of the notes prior to conversion was $30,196.80.

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

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $43,176,727 at June 30, 2021 and had no committed source of debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including a note that is in default and is secured by the Company’s equipment and certain unsecured convertible notes payable. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

Results of Operations for the Three and Six-Months Ended June 30, 2021 and 2020:

The following tables reflect our operating results for the three and six-months ended June 30, 2021 and 2020, respectively:

	Three-months ended
Operating Summary	June 30, 2021	June 30, 2020	Change
Revenues, net	$-	$-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses	(16,263,577)	(690,447)	2,255.5%
Loss from Operations	(16,263,577)	(690,447)	2,255.5%
Other Income (Expense)	770,412	(969,434)	(179.5%)
Net Loss	$(15,493,165)	$(1,659,881)	833.4%

	Six-months ended
Operating Summary	June 30, 2021	June 30, 2020	Change
Revenues, net	$-	$-	-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating Expenses	(16,608,417)	(1,221,197)	1,260.0%
Loss from Operations	(16,608,417)	(1,221,197)	1,260.0%
Other Income (Expense)	492,217	(1,738,796)	(128.3%)
Net Loss	$(16,116,200)	$(2,959,993)	444.5%

Revenue

We have not recognized revenue during the three or six-months ended June 30, 2021 and 2020, as we have not commenced revenue generating operations to date.

Operating Expenses

During the three months ended June 30, 2021, our operating expenses were $16,263,577 compared to $690,447 during the three months ended June 30, 2020. During the three months ended June 30, 2021, our operating expenses were comprised of salary and consulting fees of $943,800, stock-based compensation expense of $14,925,572, and general and administrative expenses of $394,205. By comparison, during the three months ended June 30, 2020, our operating expenses were comprised of salary and consulting fees of $193,200, stock-based compensation expense of $196,650, and general and administrative expenses of $300,597. Expenses incurred during the three months ended June 30, 2021 compared to three months ended June 30, 2020 increased primarily due to increased consulting fees for business coaching for our executives, increased stock-based compensation for our executives and board members as well as increases in legal and professional fees.

During the six months ended June 30, 2021, our operating expenses were $16,608,417 compared to $1,221,197 during the six months ended June 30, 2020. During the six months ended June 30, 2021, our operating expenses were comprised of salary and consulting fees of $975,000, stock-based compensation expense of $15,001,322, and general and administrative expenses of $632,095. By comparison, during the six months ended June 30, 2020, our operating expenses were comprised of salary and consulting fees of $224,477, stock-based compensation expense of $393,300, and general and administrative expenses of $603,420. Expenses incurred during the six months ended June 30, 2021 compared to six months ended June 30, 2020 increased primarily due to increased consulting fees for business coaching for our executives, increased stock-based compensation for our executives and board members as well as increases in legal and professional fees.

Other Income and Expense Items

During the three months ended June 30, 2021, our other income, net was $770,412 compared to other expense, net of $969,434 during the three months ended June 30, 2020. During the three months ended June 30, 2021, our other income and expense items were comprised of interest expense of $276,389, gain on change in fair value of patent acquisition liability of $1,078,000, and foreign exchange loss of $31,199. By comparison, during the three months ended June 30, 2020, our other income and expense items were comprised of interest expense of $906,524, interest income of $1,853, and foreign exchange loss of $64,763. Expenses incurred during the three months ended June 30, 2021 compared to three months ended June 30, 2020 decreased primarily due to a decrease in interest expense as a result of debt conversions and a favorable change in the fair value of the patent acquisition liability.

During the six months ended June 30, 2021, our other income, net was $492,217 compared to other expense, net of $1,738,796 during the six months ended June 30, 2020. During the six months ended June 30, 2021, our other income and expense items were comprised of interest expense of $530,253, interest income of $394, gain on change in fair value of patent acquisition liability of $1,078,000, and foreign exchange loss of $55,924. By comparison, during the six months ended June 30, 2020, our other income and expense items were comprised of interest expense of $1,806,655, interest income of $3,912, and foreign exchange gain of $63,947. Expenses incurred during the six months ended June 30, 2021 compared to six months ended June 30, 2020 decreased primarily due to a decrease in interest expense as a result of debt conversions and a favorable change in the fair value of the patent acquisition liability.

Income Taxes

As of June 30, 2021, the Company has net operating loss carryforwards of approximately $28,900,000 that may be available to reduce future years’ taxable income. As of June 30, 2021, the Company has a deferred tax asset of approximately $7,600,000 which has been completely offset by a valuation allowance. The Company believes that it is more likely than not that the carryforwards will expire unused as the Company has not been able to commence revenue generating activities to date.

Net Loss

Our net loss during the three months ended June 30, 2021 was $15,493,165 compared to a net loss of $1,659,881 during the three months ended June 30, 2020 due to the factors discussed above.

Our net loss during the six months ended June 30, 2021 was $16,116,200 compared to a net loss of $2,959,993 during the six months ended June 30, 2020 due to the factors discussed above.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, our liquid assets consisted of cash of $10,840 and $1,908, respectively.

As of June 30, 2021, our indebtedness includes a patent acquisition liability of $302,000, accrued interest of $1,295,080, accrued interest to related parties of $1,720,575, as well as loans payable, loans payable to related parties, convertible notes and convertible notes to related parties at original issuance totaling $6,694,937 ($6,659,386 net of debt discount), with maturity dates as outlined below. The convertible notes are generally due 2 years from issuance with notes maturing in 2018 through 2023. As of August 12, 2021 we are currently in default of $5,148,410 of unsecured debt. We expect our operating and administrative expenses to be at least $1,200,000 annually.

Description	Maturity Date	Amount at Original Issuance
Loan Payable	Q2 2016	$75,000
Loan Payable	Q2 2018	10,000
Loan Payable	Q1 2019	53,000
Loan Payable	Q4 2019	45,000
Loan Payable	Q1 2020	32,000
Loan Payable	Q3 2020	370,618
Loan Payable	Q2 2021	50,000
Loan Payable – Related Party	12/31/2018	839,395
Loan Payable – Related Party	10/2/2019	300,000
Loan Payable – Share Interest	8/16/2021	150,000
Loan Payable – Share Interest – Related Party	8/16/2021	175,000
Convertible Notes	On Demand	891,282
Convertible Notes	Q2 2018	4,000
Convertible Notes	Q4 2018	50,000
Convertible Notes	Q1 2019	137,072
Convertible Notes	Q2 2019	220,000
Convertible Notes	Q3 2019	75,197
Convertible Notes	Q4 2019	113,600
Convertible Notes	Q1 2020	122,800
Convertible Notes	Q2 2020	6,000
Convertible Notes	Q3 2020	163,395
Convertible Notes	Q4 2020	7,000
Convertible Notes	Q1 2021	11,047
Convertible Notes	Q2 2021	75,000
Convertible Notes	Q3 2021	26,320
Convertible Notes	Q4 2021	201,360
Convertible Notes	Q2 2022	30,565
Convertible Notes	Q3 2022	24,000
Convertible Notes - Related Party	Q1 2019	878,368
Convertible Notes - Related Party	Q3 2020	1,509,918
Convertible Notes - Related Party	Q2 2022	48,000

Total		$6,694,937

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Six-months ended June 30, 2021 and 2020

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the six months ended June 30, 2021, we used $277,463 in operating activities compared to $245,317 used in operating activities during the six months ended June 30, 2020. The increase in the use of operating cash between the two periods was primarily related to increases in general and administrative expenses in conjunction with increases in cash paid for interest.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the six months ended June 30, 2021 was $120,000 compared to $0 during the six months ended June 30, 2020. During the six months ended June 30, 2021, our use of cash flows for investing activities was comprised of advances to CEN Biotech Ukraine of $120,000. By comparison, during the six months ended June 30, 2020, we did not have any cash flows from investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2021, we received $456,395 through issuance of convertible notes to investors to fund our working capital requirements and repaid $50,000 of our loans payable. During the six months ended June 30, 2020, we received $250,000 through issuance of convertible notes to investors to fund our working capital requirements

During the six months ended June 30, 2021, holders of convertible notes totaling $4,923,861 elected to convert their notes into 3,332,680 common shares.

During the three-month period ended June 30, 2021, certain private investors elected to convert $78,893 of accrued interest owed on convertible notes into 94,357 shares of common stock.

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

No pronouncements were adopted by the Company during the quarter ended June 30, 2021.

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

As of June 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2021.

Management recognized the need for additional resources in the area of accounting and financial reporting controls and procedures. As a result, we have outsourced the accounting and financial reporting oversight roles to a qualified accounting firm with public company reporting expertise.

(b) Changes in internal control over financial reporting.

The Company has implemented a requirement to conduct a review with our legal and advisory CPA firm before making significant changes or engaging in new deals or actions. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three and six-months ended June 30, 2021, CEN entered into loans and associated extension agreements with various parties and also settled accrued liabilities. In consideration for such loans and associated extensions, along with the settlement of accrued liabilities, CEN granted various individuals a total aggregate amount of 139,357 and 192,726 unregistered shares of common stock of CEN during the three and six-months ended June 30, 2021, respectively.

The above issuances of shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

During the three and six-months ended June 30, 2021, we issued $346,395 and $456,395, respectively, of convertible notes to investors to fund our working capital requirements. These notes bear interest at 5% per year and are convertible at the option of the holder into 609,025 and 677,775 common shares, respectively.

The above issuances of convertible notes were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

CEN has a payment default with respect to certain unsecured loans payable to private investors and related parties, in the principal amount of $1,775,013 and which bear interest at rates from 5% to 22% per annum which were due prior to August 12, 2021. The aggregate amounts due under these loans as of August 12, 2021, including accrued interest, is approximately $2,876,000. Interest and default interest and related fees currently accrue at approximately $47,000 per quarter.

CEN has a payment default with respect to certain unsecured convertible loans payable to private investors and related parties, in the principal amount of $3,373,398 and which bear interest at 5% per annum which were due prior to August 12, 2021. The aggregate amounts due under these loans as of August 12, 2021, including accrued interest, is approximately $4,649,000. Interest and default interest and related fees currently accrue at approximately $42,000 per quarter.

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

3.2	By-Laws of Cen Biotech, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (Commission file number 000-55557) on Form 10 filed with the SEC January 4, 2016.)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

_____________

* Filed herewith.

b.     Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2021

CEN BIOTECH, INC.

	By:	/s/ Bahige Chaaban
	Name:	Bahige Chaaban
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Alex Tarrabain
Dated: August 12, 2021	Name: Alex Tarrabain
Title: Chief Financial Officer (Principal Financial and Accounting Officer)