Form 10-Q/A
period 2021-06-30
CEN BIOTECH INC
filed 2021-08-18
CIK 1653821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of CEN Biotech, Inc. (the “Company”) for the quarter ended June 30, 2021, originally filed on August 12, 2021 (the “Original Filing”), is being filed solely to correct an error in the disclosure contained in Part I, Item 4 (Controls and Procedures) of the Original Filing. The Original Filing inadvertently indicated that the Company’s internal control over financial reporting – rather than its disclosure controls and procedures – was effective as of June 30, 2021. Amendment No. 1 amends and restates Part I, Item 4 (Controls and Procedures) in its entirety to indicate that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

In addition to the changes described above, Part II, Item 6 (Exhibits) is hereby amended to include certifications of the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

PART I. FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure and controls and procedures.

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

104	Cover Page Interactive Data File (formatted as inline XBRL)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEN BIOTECH, INC.

Date: August 18, 2021	By:	/s/ Bahige Chaaban
	Name:	Bahige Chaaban
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2021	By:	/s/ Alex Tarrabain
	Name:	Alex Tarrabain
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)