Form 10-Q
period 2021-09-30
CEN BIOTECH INC
filed 2021-11-19
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 19, 2021, there were 52,812,013, shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

CEN BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$213,805	$1,908
Accounts receivable	164,407	-
Prepaid expenses and other assets	18,694	-
Loan receivable from Emergence Global Enterprises Inc. - related party	-	17,901

Total current assets	396,906	19,809

Other assets
Operating lease right-of-use assets	150,323	-
Other receivable	-	113,999
Note receivable - CEN Biotech Ukraine LLC - related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC - related party	1,299,328	1,179,328
Property and equipment, net	103,825	-
Intangible assets, net	5,278,867	4,956,147
Goodwill	1,127,857	-

Total assets	$8,401,965	$6,314,142

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$283,694	$190,716
Accounts payable – related parties	61,651	8,347
Loans payable	1,986,670	527,379
Loans payable – related parties	2,701,452	1,363,354
Convertible notes payable	749,526	6,652,448
Convertible notes payable- related parties	1,036,434	2,558,681
Accrued interest	1,323,520	1,125,034
Accrued interest – related parties	1,804,448	1,615,880
Operating lease liabilities	94,439	22,895
Accrued expenses	829,266	641,023

Total current liabilities	10,871,100	14,705,757
Operating lease liabilities, less current portion	224,336	142,102
Patent acquisition liability	354,900	1,380,000
Convertible notes, less current portion	-	78,000
CEBA loan payable	31,396	-

Total liabilities	11,481,732	16,305,859

Shareholders’ deficit
Common stock; unlimited authorized shares; 47,786,013 and 27,557,363 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. No par value.	-	-
Additional paid-in capital	40,860,279	17,068,810
Accumulated deficit	(43,895,667)	(27,060,527)
Accumulated other comprehensive loss	(44,379)	-

Total shareholders’ deficit	(3,079,767)	(9,991,717)

Total liabilities and shareholders’ deficit	$8,401,965	$6,314,142

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Revenue	$272,166	$-	$272,166	$-

Operating expenses
Consulting fees and subcontractors	308,782	136,000	1,205,782	298,077
Consulting fees – related parties	53,914	31,200	131,914	93,600
Stock based compensation	75,750	196,650	15,077,072	589,950
General and administrative	478,696	268,487	1,110,791	871,907
Loss on lease abandonment	-	146,795	-	146,795
Loss on lease termination	-	53,692	-	53,692
Loss on disposal of property and equipment	-	135,600	-	135,600

Total operating expenses	917,142	968,424	17,525,559	2,189,621

Loss from operations	(644,976)	(968,424)	(17,253,393)	(2,189,621)

Other income (expense)
Interest expense	(71,567)	(813,984)	(365,170)	(2,409,129)
Interest expense – related parties	(101,845)	(107,033)	(338,495)	(318,543)
Interest income	87	1,553	481	5,465
Governmental assistance income	116,610	-	116,610	-
Change in fair value of patent acquisition liability	(52,900)	-	1,025,100	-
Foreign exchange (loss) gain	35,651	(38,288)	(20,273)	25,659

Other income (expense), net	(73,964)	(957,752)	418,253	(2,696,548)

Net loss	$(718,940)	$(1,926,176)	$(16,835,140)	$(4,886,169)

Other comprehensive loss - Foreign currency translation	(44,379)	-	(44,379)	-
Comprehensive loss	$(763,319)	$(1,926,176)	$(16,879,519)	$(4,886,169)

Net loss per share:
Basic and diluted	$(0.02)	$(0.07)	$(0.44)	$(0.18)

Weighted average number of shares outstanding
Basic and diluted	47,341,589	27,334,031	38,625,095	27,172,985

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited)

					Accumulated
For the three months ended September 30:		Common	Additional		Other	Total
	Common	Shares	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances, July 1, 2020	27,268,363	$-	$16,453,610	$(44,270,165)	$-	$(27,816,555)

Stock-based compensation	-	-	196,650	-	-	196,650
Issuance of common stock – interest shares	45,000	-	32,400	-	-	32,400
Issuance of common stock - consulting	162,500	-	117,000	-	-	117,000
Issuance of common stock – lease termination settlement	36,500	-	50,700	-	-	50,700
Net loss	-	-	-	(1,926,176)	-	(1,926,176)

Balances, September 30, 2020	27,512,363	$-	$16,850,360	$(46,196,341)	$-	$(29,345,981)

Balances, July 1, 2021	43,142,060	$-	$38,197,932	$(43,176,727)	$-	$(4,978,795)

Stock-based compensation	-	-	75,750	-	-	75,750
Issuance of common stock - acquisition of Clear Com Media, Inc.	4,000,000	-	2,120,000	-	-	2,120,000
Issuance of common stock – upon conversion of convertible notes	104,953	-	167,924	-	-	167,924
Issuance of common stock – interest shares	39,000	-	23,673	-	-	23,673
Issuance of common stock – consulting	500,000	-	275,000	-	-	275,000
Net loss	-	-	-	(718,940)	(44,379)	(763,319)

Balances, September 30, 2021	47,786,013	$-	$40,860,279	$(43,895,667)	$(44,379)	$(3,079,767)

					Accumulated
For the nine months ended September 30:		Common	Additional		Other	Total
	Common	Shares	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances, January 1, 2020	26,953,363	$-	$15,775,010	$(41,310,172)	$-	$(25,535,162)

Stock-based compensation	-	-	589,950	-	-	589,950
Issuance of common stock – interest shares	135,000	-	97,200	-	-	97,200
Issuance of common stock - consulting	387,500	-	279,000	-	-	279,000
Issuance of common stock - settlement of accrued liability	-	-	58,500	-	-	58,500
Issuance of common stock – lease termination settlement	36,500	-	50,700	-	-	50,700
Net loss	-	-	-	(4,886,169)	-	(4,886,169)

Balances, September 30, 2020	27,512,363	$-	$16,850,360	$(46,196,341)	$-	$(29,345,981)

Balances, January 1, 2021	27,557,363	$-	$17,068,810	$(27,060,527)	$-	$(9,991,717)

Stock-based compensation	11,409,291	-	15,077,072	-	-	15,077,072
Issuance of common stock - acquisition of Clear Com Media, Inc.	4,000,000	-	2,120,000	-	-	2,120,000
Beneficial conversion feature on convertible notes issued	-	-	111,306	-	-	111,306
Issuance of common stock – upon conversion of convertible notes	3,395,133	-	5,023,785	-	-	5,023,785
Issuance of common stock – upon conversion of convertible notes – related parties	42,500	-	68,000	-	-	68,000
Issuance of common stock – interest shares	129,000	-	127,023	-	-	127,023
Issuance of common stock – consulting	1,150,000	-	1,172,000	-	-	1,172,000
Issuance of common stock – settlement of accrued interest	94,357	-	78,893	-	-	78,893
Issuance of common stock – settlement of accrued liability	8,369	-	13,390	-	-	13,390
Net loss	-	-	-	(16,835,140)	(44,379)	(16,879,519)

Balances, September 30, 2021	47,786,013	$-	$40,860,279	$(43,895,667)	$(44,379)	$(3,079,767)

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(16,835,140)	$(4,886,169)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,968	10,724
Amortization	342,959	318,609
Amortization of debt discount	84,526	-
Lease expense	9,650	5,377
Loss on disposal of property and equipment	-	135,600
Loss on operating lease right-of-use asset - lease abandonment	-	146,795
Loss on operating lease right-of-use asset - lease termination settlement	-	2,992
Stock-based compensation – employees	15,077,072	589,950
Stock-based compensation – non-employees	1,172,000	279,000
Shares issued related to lease termination settlement	-	50,700
Non-cash services expense	-	19,000
Shares issued for interest	127,023	97,200
Change in fair value of patent acquisition liability	(1,025,100)	-
Foreign exchange loss (gain)	20,273	(25,659)
Changes in operating assets and liabilities which provided (used) cash, net of amounts acquired in 2021 business acquisition
Accounts receivable	34,267	-
Prepaid expenses and other assets	32,287	-
Income taxes	61,236	-
Other receivable	89,370	144,244
Accounts payable	(3,568)	20,439
Accounts payable – related parties	(786)	8,347
Accrued interest – related and non-related parties	445,912	2,589,945
Accrued expenses	101,019	93,600

Net cash used in operating activities	(256,032)	(399,306)

Cash flows provided by (used in) investing activities
Cash acquired upon acquisition of Clear Com Media, Inc.	259,470	-
Advances to CEN Biotech Ukraine LLC	(120,000)	(105,000)
Capitalized software development	(53,751)	-
Purchases of equipment	(18,988)	-
Proceeds from sale of equipment	-	1,801

Net cash provided by (used in) investing activities	66,731	(103,199)

Cash flows provided by financing activities
Repayment of loans payable - related parties	(50,000)	-
Issuance of convertible notes	412,830	499,000
Issuance of convertible notes – related parties	48,000	-

Net cash provided by financing activities	410,830	499,000
Effect of exchange rate changes on cash	(9,632)	-

Net increase in cash and cash equivalents	211,897	(3,505)
Cash and cash equivalents, beginning of period	1,908	3,757
Cash and cash equivalents, end of period	$213,805	$252
Supplemental cash flows disclosures
Cash paid for interest	$25,821	$41,527
Non-cash transactions - investing and financing activities
Issuance of common stock - settlement of interest	$78,893	$-
Issuance of common stock - settlement of accrued liability	$13,390	$58,500
Issuance of common stock – upon conversion of convertible notes	$5,023,785	$-
Issuance of common stock – upon conversion of convertible notes - related parties	$68,000	$-
Beneficial conversion feature in connection with issuance of convertible notes	$111,306	$-
Issuance of note payable for services	$-	$19,000

Acquisition of Clear Com Media, Inc.:
Fair value of assets acquired	$2,581,329	$-
Issuance of common stock - acquisition of Clear Com Media, Inc.	2,120,000	-
Liabilities assumed	$461,329	$-

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARIES

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

The Company's critical accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020. Subsequent to the filing of the Form 10-K, the Company completed its acquisition of Clear Com Media, Inc on July 9, 2021. In connection with this acquisition, the Company reports certain financial statement captions that it had not previously and, as such, has included the critical accounting policies associated with such items herein.

Consolidation

CEN Biotech, Inc.’s (“CEN”) consolidated financial statements include the accounts of CEN, Clear Com Media, Inc. (“CCM”), and Eastern Starr (collectively, the “Company”). CCM is a Windsor, Ontario based digital marketing, and e-commerce company. CCM’s purpose is to develop, market and sell various digital products. Additionally, CCM will provide in-house IT support functions for CEN’s activities. Eastern Starr’s purpose is to facilitate future growth opportunities in the LED lighting sector. All material intercompany transactions are eliminated in consolidation.

Use of Estimates and Assumptions

The accompanying condensed consolidated financial statements include certain estimates and assumptions which affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements (including intangible assets and goodwill), and the reported amounts of revenues and expenses during the reporting period, including stock-based compensation. Accordingly, actual results may differ from those estimates.

Loss per Share

Net loss per common share is computed pursuant to Accounting Standards Codification (ASC) 260-10-45. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For the three and nine-months ended September 30, 2021 and 2020, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

Revenue from Contracts with Customers

The Company has agreements with third parties to provide multi-platform, internet-based products and services to their customers in the form of online marketing, business metrics, and other solutions. These services are recognized over time, as the services are performed, as the asset created has no alternative use and the Company is contractually entitled to payment for its performance to date in the event the contract is cancelled for convenience. For these contracts, revenue is recognized over time using input measures that correspond to the level of staff effort expended to satisfy the performance obligation on a rate per hour or equivalent basis. Variable consideration has not historically been significant. The Company does not include sales and other taxes in the transaction price and thus does not recognize these amounts as revenue.

The Company derived approximately 99% of its revenue from one customer during the three and nine-month periods ended September 30, 2021. The Company had no revenue prior to July 9, 2021.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms generally requiring payment within 30 to 60 days from the invoice date. Ongoing credit evaluations of customers’ financial condition are conducted and, generally, no collateral is required to support accounts receivable, which are stated at the amount management expects to collect from balances outstanding at year-end. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, it has estimated that realization of losses on balances outstanding at period-end will not be significant.

Property and Equipment

Property and equipment are recorded at cost. Major improvements and renewals are capitalized while ordinary maintenance and repairs are expensed. Management reviews these assets for impairment whenever events or changes in circumstances indicate the related carrying amount may not be recoverable. Depreciation is recognized on a straight-line basis over the estimated useful lives, which generally range from 2 to 7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives or the period of the respective leases.

Intangible Assets

Product Technology, Trade Names, and Customer Relationships: Identifiable intangible assets with finite useful lives are being amortized over periods ranging 3 to 7 years. See Note 3 regarding the initial measurement period for these intangibles acquired as part of the acquisition of CCM. Management reviews these assets for impairment whenever events or changes in circumstances indicate the related carrying amount may not be recoverable.

Capitalized Software Development Costs: The Company incurs costs from third-parties to develop software for internal-use during the application development stage. Costs incurred during preliminary and post-implementation stages of software for internal use are expensed as incurred. Capitalized software development costs will be amortized on a straight-line basis over the estimated useful life of the project once implemented. The capitalized software has not been implemented as of September 30, 2021.

Goodwill

Goodwill arising from business combinations represents the excess of purchase consideration exchanged by the Company over the estimated fair value of the net assets of acquired businesses. The Company evaluates goodwill for impairment on an annual basis. In completing this evaluation, the Company considers the profitability of Clear Com Media, Inc. and compares its best estimate of future cash flows with the net carrying value of goodwill.

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

Tax Credits

The Company’s research and development activities in Canada may entitle the Company to claim benefits under the Scientific Research and Experimental Development Program (“SR&ED”), a Canadian federal tax incentive program designed to encourage Canadian businesses of all sizes and in all sectors to conduct research and development in Canada. Benefits under the program include credits to taxable income. The tax credits received are classified as tax credit income in the condensed consolidated statements of income.

Foreign Currency

Foreign denominated monetary assets and liabilities of CEN are translated at the rate of exchange prevailing at the consolidated balance sheet date. Other assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing when the assets were acquired or the liabilities incurred. Sales and expenses are translated at the average exchange rate over the reporting period. Transaction gains or losses are included in the determination of net income.

The functional currency of CCM is the Canadian dollar. The accounts of CCM were translated to United States dollars equivalents at exchange rates as follows: balance sheet assets and liabilities were converted at period-end rates, equity at historical rates, and income statement accounts at average rates for the period. The resulting translation gain or loss is reflected in other comprehensive loss and accumulated other comprehensive loss in the condensed consolidated statements of operations and comprehensive loss and consolidated statements of shareholders’ deficit, respectively.

Recent Developments

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

At Closing, the Company increased the number of members on its Board of Directors (the “Board”) by one and to appoint and name the Shareholder Representative as a member of the Board of the Company. Additionally, at Closing, the Company appointed and named the Shareholder Representative as the Company’s Chief Technology Officer.

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

On October 7, 2021 (“Closing Date”), the Company completed and closed the definitive agreement with Tesla Digital Inc., an Ontario, Canada corporation, Tesla Digital Global Group, Inc., an Ontario, Canada corporation, as well as Steven Pokrajac individually (together, the “Sellers”), pursuant to which the parties completed the sale and assignment of certain assets of the Sellers (the “Purchased Assets”) related to a Light Emitting Diode Driver Circuit, as more specifically set forth in the Asset Purchase Agreement, Patent Assignment and Bill of Sale (together, the “Transaction Documents”).

Pursuant to the Transaction Documents, the Company agreed to complete the purchase, acquisition and acceptance from the Sellers of the Purchased Assets, which include all of the Sellers’ right, title, and interest in and to United States patent number U.S. 8,723,425 (the “Patent”), in and to the inventions therein set forth and any reissue, reexamination, renewal, divisional, or continuation thereof, in addition to, any related manufacturing machinery plus inventory on hand, and all know-how pertaining to manufacture, use, operation maintenance, development, enjoyment and exploitation of the Patent and the related manufacturing machinery (the “Property”).

U.S. Patent Application No.	Application Filing Date	Status	U.S. Patent No.	Issue Date	Subject Matter
13/525,703	06/18/2012	Issued U.S. Patent	8,723,425	05/13/2014	Light Emitting Diode Driver Circuit

The Sellers cooperated with the Company to perfect the sale and assignment of the Patent and Property, including through execution of the Patent Assignment and recordation of the same with the U.S. Patent Office, on October 7, 2021. The Company had full rights to utilize the patented technology prior to the Patent Assignment. These rights were granted by the Seller as a part of the transaction with the Company started in August of 2016.

As consideration for the sale, assignment and transfer of the Purchased Assets (the “Tesla Digital Transaction”), on the Closing Date the Company agreed to pay to the Sellers (i) 5,000,000 shares of the Company’s Common Stock, at no par value per share (the “Shares”), (ii) that parcel of real property known as 1517-1525 Ride Road, Essex, Ontario (Canada), which the Parties acknowledged has already been satisfactorily tendered by Company to Sellers with assumption of mortgage, and (iii) that parcel of real property known as 135 North Rear Road, Town of Lakeshore, Ontario (Canada), which the Parties acknowledged has already been satisfactorily tendered by Company to Sellers with assumption of mortgage.

Pursuant to notice given to its current transfer agent on Closing Date, the Company has authorized and instructed transfer agent to reserve the Shares of the Company for issuance upon the written request of any of the Sellers in accordance with the terms therein and following written confirmation by the Company.

The Transaction Documents are the definitive agreements between the Company and Sellers, following a Sale Purchase Agreement for the sale of certain assets, properties and rights dated August 31, 2016, as well as its Amending Agreements dated March 29, 2018, September 30, 2018, April 3, 2019 and March 16, 2020.

Recently Adopted Accounting Pronouncements

No pronouncements were adopted by the Company during the nine-month period ended September 30, 2021.

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. As a smaller reporting company, as defined by the SEC, this pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company intends to adopt this standard effective January 1, 2022.

NOTE 2 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $43,895,667 at September 30, 2021 and had no committed source of additional debt or equity financing. The Company did not have any operating revenue until the acquisition of Clear Com Media, Inc. on July 9, 2021 and such amounts are not expected to be sufficient to sustain ongoing operations. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 7, 8, 9, and 10. The Company will continue to raise additional capital through placement of common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. The COVID-19 pandemic has hindered the Company’s ability to raise capital. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate sufficient net revenue.

NOTE 3 – ACQUISTION OF CLEAR COM MEDIA, INC.

As described in Note 1, CEN acquired CCM on July 9, 2021. The results of operations for CCM have been included in the accompanying consolidated financial statements from that date forward. The acquisition was made for the purpose of providing revenue to support CEN operations through the development, marketing and sales of certain digital products.  Additionally, CCM will provide in-house IT support functions for CEN activities.

The merger will be accounted for as a business combination using the acquisition method of accounting under the provisions of Accounting Standards Codification (ASC) 805, “Business Combinations” (ASC 805), with CEN representing the accounting acquirer under this guidance. ASC 805 requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired and liabilities assumed, using the bottom-up approach, to estimate their value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets is to be recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recorded as a bargain purchase gain. Our estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill or bargain purchase gain, as appropriate, in the period in which such revised estimates are identified.

See Note 21 for segment reporting, which includes the specific revenue and earnings results of CCM since the date of acquisition as CCM has been determined to be a distinct operating segment.

The aggregate consideration for the acquisition of CCM was 4,000,000 restricted shares of CEN common stock, which were valued at $2,120,000 based upon the closing stock price on July 9, 2021. The purchase price accounting is still in process. The following is a preliminary estimate of the fair values of the assets acquired and the liabilities assumed by CEN in the transaction:

Cash	$259,470
Accounts receivable	202,527
Property and equipment	97,911
Other assets	244,540
Identifiable intangibles	625,170
Current financial liabilities	(321,251)
Other long-term liabilities	(140,078)

Total identifiable net assets	968,289
Goodwill	1,151,711

Net assets acquired	$2,120,000

Identified intangible assets acquired includes trade names, customer relationships, and product technology whose fair value of $625,170 is based on a provisional amount, pending receipt of additional appraisals. These assets are expected be amortized over useful-lives ranging from 3 to 7 years and will reviewed for impairment at least annually or more frequently if indicators of impairment exist.

Amounts recognized as goodwill are expected to be fully deductible for Canadian income tax purposes.

Costs related to the acquisition, which include legal, accounting, and valuation fees, in the amount of approximately $80,000 have been charged directly to operations and are included in general and administrative expenses in the 2021 consolidated statement of operations.

Supplemental proforma financial information

The unaudited financial information in the table below summarizes the combined results of operations of CEN and CCM on a pro forma basis, as though the companies had been combined as of the January 1, 2020. These pro forma results were based on estimates and assumptions, which we believe are reasonable. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2020. The pro forma financial information assumes the 4,000,000 shares of CEN common stock were issued on January 1, 2020 and includes adjustments to amortization for acquired intangible assets.

The pro forma financial information for the three and nine-months ended September 30, 2021 combines the results of CEN and CCM for the respective periods, which include the results of CCM subsequent to July 9, 2021, and the historical results for CCM for the period of July 1, 2021 to July 8, 2021 and the six-months ended June 30, 2021. The pro forma financial information for the three and nine months ended September 30, 2020 combines CEN’s historical results for those periods with the historical results of CCM for the three and nine months ended September 30, 2020.

The following table summarizes the pro forma financial information:

	Three-Months Ended		Nine-Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$320,637	$310,210	$951,284	$906,875
Operating expenses	943,803	1,249,508	18,412,579	3,032,209
Loss from operations	(623,166)	(939,298)	(17,461,295)	(2,125,334)
Other (expense) income	(73,670)	(866,513)	944,926	(2,492,515)
Net income (loss)	$(696,836)	$(1,825,511)	$(16,516,369)	$(4,617,849)

Net Loss Per Share
Basic and Diluted	$(0.01)	$(0.06)	$(0.40)	$(0.15)

Weighted Average Number of Shares Outstanding
Basic and Diluted	49,412,822	31,334,031	41,394,326	31,172,985

NOTE 4 - PROPERTY, PLANT AND IMPROVEMENTS, NET

Property and equipment, net consists of the following as of:

September 30,
2021

Computers and equipment	$62,574
Furniture and fixtures	32,900
Leasehold improvements	19,208
114,682
Less: accumulated depreciation and amortization	10,857

Net property and equipment	$103,825

Effective August 1, 2020, the Company terminated both their operating lease at 20 North Rear Road with Jamsyl Group, a third-party, and abandoned their office space under operating lease with RN Holdings Ltd, a third-party, in Windsor, Ontario (Note 13). All property, plant, and improvements, including the previously held equipment that had secured the Global Holdings International, LLC loan, were located at these locations and, with the exception of proceeds of $1,801 from sales of associated assets, all remaining property, plant, and improvements were abandoned resulting in a loss on disposal of $135,600 for the three and nine-months ended September 30, 2020. Accordingly, there was no property and equipment held prior to the CCM acquisition on July 9, 2021.

Depreciation expense was $10,968 and $1,532 for the three-months ended September 30, 2021 and 2020, respectively, and $10,968 and $10,724 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 5 – ADVANCES TO CEN BIOTECH UKRAINE AND LOAN RECEIVABLE FROM EMERGENCE GLOBAL

At December 31, 2020, the Company had an outstanding loan receivable of $17,901 from Emergence Global Enterprises Inc. (“Emergence Global”), a related party (see Note 16). The loan was made for the purpose of funding the operations of Emergence Global. The loan was unsecured, non-interest bearing, and was due on December 31, 2021. At the time the loan was made, Joseph Byrne, the CEO of Emergence Global was not an officer or director of the Company. He was at that time a 5% shareholder and former CEO of the Company. He was then appointed as the President and a director of the Company on April 19, 2021. Additionally, our CEO, Bill Chaaban was appointed as the President of Emergence Global on April 12, 2021. In light of Section 402 of the Sarbanes-Oxley Act of 2002, the Company and Emergence Global entered into that certain Loan Repayment Agreement dated as of May 6, 2021, pursuant to which Emergence Global agreed to repay to the Company $17,901, representing the total amount outstanding under the loan agreement, by issuing 21,830 shares of Emergence Global common stock, $0.82 par value per share. Such shares were issued to the Company on May 6, 2021. As the value of the common shares is not material, it has been presented within prepaid expenses and other assets.

At September 30, 2021 and December 31, 2020, the Company had advances of $1,299,328 and $1,179,328, respectively, to CEN Biotech Ukraine, LLC, a related party (see Note 16). The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC.

Bahige (Bill) Chaaban, Chief Executive Officer and member of our Board of Directors, and Usamakh Saadikh, a member of our Board of Directors, each directly own 25.5% of CEN Ukraine respectively. The remaining 49% of CEN Ukraine is owned by XN Pharma, which is an entity jointly owned by Bahige (Bill) Chaaban and Usamakh Saadikh. Bahige (Bill) Chaaban and Usamakh Saadikh do not currently hold any positions with CEN Ukraine. CEN Ukraine is operated and controlled by its sole director. Pursuant to Ukrainian law, shareholders of a company do not have the ability to control the company or the actions of its director. CEN Ukraine is operated under the direction of its management pursuant to the guidelines of Ukrainian law. These loans are unsecured, non-interest bearing, and are due on demand.

NOTE 6 – INTANGIBLE ASSETS

Lighting Patent

On September 12, 2016, the Company executed an agreement dated August 31, 2016, to acquire assets, including a patent related to LED Lighting, from Tesla Digital, Inc., a Canadian Corporation, and Stevan (Steve) Pokrajac (the “Sellers”).

The patent remained in the name of Tesla Digital, Inc. until full settlement of the terms of the agreement. In the interim, pursuant to an updated agreement executed on April 15, 2019 between the Company and the Sellers, CEN has reaffirmed the rights to use the patented technology. In addition, the Company agreed to employ Stevan Pokrajac, by an LED subsidiary that the Company plans to form, but which has not yet been formed, in connection with the development of the acquired technology with compensation equal to $200,000 per year, commencing with the start of operations.

In March 2018, the agreement was amended to reflect a fixed one million registered shares of CEN common stock. As of September 30, 2021 and December 31, 2020, the value of this liability was $354,900 and $1,380,000, respectively. This liability will be remeasured at each reporting date using the current fair value of CEN’s common shares.

Subsequently, on October 7, 2021, the agreement was amended and finalized to increase the number of CEN common shares to be transferred to five million. Upon closing of the agreement, the CEN common stock was transferred to the Sellers and the transfer of the patent and real property was completed. In addition, the Sellers assumed the mortgage and associated accrued interest on certain real property that was included in the original agreement, see Note 7.

The Company intends to explore using the patented LED Lighting Technology across manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired, other than the patent, included certain machinery and raw materials, which were old and non-functioning and accordingly, had no fair value.

Intangible assets consist of the following at:

	September 30, 2021	December 31, 2020

Lighting patent	$6,797,000	$6,797,000
Product technology	345,356	-
Customer relationships	219,772	-
Capitalized software development costs	53,215	-
Trade names	47,094	-
Total identifiable intangible assets	7,462,437	6,797,000
Less: Accumulated amortization	2,183,570	1,840,853

Net	$5,278,867	$4,956,147

As of September 30, 2021 and December 31, 2020, there is no impairment expense recognized based on the Company’s expectations that it will be able to monetize the intangible assets. The lighting patent is being amortized straight-line over 16 years. Remaining intangibles, with the exception of the capitalized software development costs, which have not yet been implemented, are being amortized straight-line over 3 to 15 years. Expected amortization expense for the lighting patent is $424,812 per year through 2031, with the remaining $283,215 to be amortized in 2032. Expected amortization expense for the product technology, customer relationships, and trade names acquired as part of the CCM acquisition on July 9, 2021 are expected to be approximately $96,400 per year through 2023, $88,600 in 2024, $80,700 in 2025 and 2026, with the remaining $121,100 to be amortized through 2028. See Note 3 regarding the initial measurement period for the intangibles acquired as part of the acquisition. of CCM.

NOTE 7 – LOANS PAYABLE

Loans payable consist of the following at:

	September 30, 2021	December 31, 2020
Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note was previously secured by equipment that the Company disposed of on August 1, 2020.	$75,000	$75,000

Mortgage payable in default to ARG & Pals, Inc., for the original amount of CAD 385,000. The mortgage bears interest at 22% per annum, is unsecured, and matured on September 21, 2021. This was assumed on October 7, 2021 by the Sellers as described in Note 6.	302,186	302,379

Loan payable to an individual, issued January 17, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan which matured on July 16, 2021.	50,000	50,000

Loan payable in default to an individual, issued April 13, 2018, with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan which matures on December 16, 2021.	100,000	100,000

Loans payable in default to multiple private investors bearing an interest at rates of up to 12% per annum, which matured at various dates between June 2018 and May 2021.	592,395	-

Loans payable to a private investor for the original amount of CAD 1,104,713, bearing interest at 7% per annum. This is due on demand.	867,089	-

Total loans payable (all current)	$1,986,670	$527,379

During each of the three-month periods ended September 30, 2021 and 2020, 18,000 common shares were issued to individuals in connection with interest terms of the above loans. Accordingly, during the three-month periods ended September 30, 2021 and 2020, $10,926 and $12,960 in interest expense and additional paid-in capital was recorded, respectively.

During each of the nine-month periods ended September 30, 2021 and 2020, 54,000 common shares were issued to individuals in connection with interest terms of the above loans. Accordingly, during the nine-month periods ended September 30, 2021 and 2020, $52,266 and $38,880 in interest expense and additional paid-in capital was recorded, respectively.

During the three and nine-month periods ended September 30, 2021, certain private investors amended their convertible notes payable totaling $1,209,484 and $1,459,484, respectively, which were convertible into 549,830 and 677,955 common shares, respectively. As a result of the amendments, these notes no longer contain a conversion feature and have been reclassified to loans payable from convertible notes payable.

NOTE 8 – LOANS PAYABLE- RELATED PARTY

Loans payable - related party consists of the following at:

	September 30, 2021	December 31, 2020
Loan payable in default due to the spouse of Bill Chaaban, CEO of CEN, which bears an interest at 12% per annum. This loan matured on August 17, 2020.	$1,388,122	$-

Loans payable in default to the spouse of Bill Chaaban, CEO of CEN, for the original amounts of CAD 48,630 and USD $198,660, bear interest at 10% per annum. These are unsecured loans that matured on December 31, 2018.	236,830	236,854

Loans payable in default to a former director of Creative, former parent company, bear interest at 10% per annum. This are unsecured loans that matured on December 31, 2018.	601,500	601,500

Loan payable in default to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the CEO of CEN, bearing interest at 8% per annum. This is an unsecured loan that matured on October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loan payable to the spouse of Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan that matures on December 16, 2021.	100,000	100,000

Loan payable to Alex Tarrabain, CFO and a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan that matures on December 16, 2021.	75,000	75,000

Loan payable to Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This loan was repaid in June 2021.	-	50,000

Total loans payable - related party (all current)	$2,701,452	$1,363,354

Attributable related party accrued interest was $644,360 and $568,969 as of September 30, 2021 and December 31, 2020, respectively. Interest expense attributable to related party loans was $39,927 and $46,504 for the three-months ended September 30, 2021 and 2020, respectively, and was $155,452 and $138,275 for the nine-months ended September 30, 2021 and 2020, respectively.

During the three-month periods ended September 30, 2021 and 2020, 21,000 and 27,000 common shares, respectively, were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during the three-month periods ended September 30, 2021 and 2020, $12,747 and $19,440 in related party interest expense and additional paid-in capital was recorded, respectively.

During the nine-month periods ended September 30, 2021 and 2020, 75,000 and 81,000 common shares, respectively, were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during the nine-month periods ended September 30, 2021 and 2020, $74,757 and $58,320 in related party interest expense and additional paid-in capital was recorded, respectively.

NOTE 9 – CONVERTIBLE NOTES

Convertible notes payable consists of the following at:

	September 30, 2021	December 31, 2020
Convertible notes payable in default to multiple private investors, including certain notes in default, bearing interest at 5% per annum with conversion rights for 457,517 common shares, which matured at various dates between May 2018 and October 2021.	$726,472	$5,862,807

Convertible notes payable with beneficial conversion features at original issuance to multiple private investors, bearing interest at 5% per annum with conversion rights for 94,298 common shares, maturing at various dates in June 2022.	35,000	-

Convertible note payable, due on demand, for the original amount of CAD 1,104,713, bearing interest at 7% per annum which had conversion rights for 335,833 common shares. Effective August 17, 2021, the note was amended and reclassified as the conversion feature was removed, see Note 7.	-	867,641

Total convertible notes payable	761,472	6,730,448
Less unamortized debt discount	11,946	-

Total convertible notes payable, net of unamortized debt discount	749,526	6,730,448
Less current portion	749,526	6,652,448
Convertible notes payable, less current portion	$-	$78,000

The Company issues convertible notes as a method to raise operating capital. These notes convert to a fixed number of shares specified in the convertible note, at the option of the note holder. Certain of these notes are considered to contain a beneficial conversion feature if in-the-money at the time of issuance. The Company has determined the value associated with the beneficial conversion feature in connection with the notes issued during nine-month period ended September 30, 2021 to be $93,164. This value has been recorded as a component of equity during 2021 and the aggregate original issue discount is accreted and charged to interest expense as a financing expense from the date of issuance until maturity. Upon conversion, any remaining unaccreted discount is charged to interest expense. No convertible notes with beneficial conversion features were issued during the three-month period ended September 30, 2021 or the three or nine-month periods ended September 30, 2020.

These notes may be converted at the option of the note holder upon written notice by the note holder. These notes are convertible into a total of 551,815 common shares.

During the three-month period ended September 30, 2021, certain private investors elected to exercise their convertible notes payable totaling $167,924 in exchange for 104,953 common shares. During the nine-month period ended September 30, 2021, certain private investors elected to exercise their convertible notes payable totaling $5,023,785 in exchange for 3,395,133 common shares. As a result, the associated convertible notes have been extinguished and reclassified as additional paid in capital. There were no such elections to convert any of the convertible notes payable during the three or nine-month periods ended September 30, 2020.

During the nine-month period ended September 30, 2021, certain private investors elected to convert $78,893 of accrued interest owed on convertible notes into 94,357 shares of common stock. There were no such elections to convert any of the accrued interest on convertible notes payable during the three-month periods ended September 30, 2021 or 2020 or the nine-month period ended September 30, 2020.

As of November 19, 2021, we are currently in default of $726,472 of convertible notes payable, which are convertible into 457,517 shares of common stock.

NOTE 10 – CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties consists of the following at:

	September 30, 2021	December 31, 2020

Convertible notes in default due to Harold Aubrey de Lavenu, a Vice President and Director of CEN, bearing interest at 5% per annum. These notes are convertible to 548,980 common shares and matured on March 31, 2019.	$878,368	$878,368

Convertible notes in default due to Joseph Byrne, former CEO, and current President and member of the board of CEN, bearing interest at 12% per annum. This note is convertible to 76,123 common shares and matured on August 17, 2020.	121,796	224,191

Convertible notes with beneficial conversion features due to the parents of Jeffery Thomas, a Director of CEN, bearing interest at 5% per annum. These notes are convertible to 94,488 common shares with a maturity date of May 24, 2022.	48,000	-

Convertible note in default due to the spouse of Bill Chaaban, CEO of CEN, which bears an interest at 12% per annum. This note was convertible to 867,576 common shares and matured on August 17, 2020. Effective August 17, 2021, the note was amended and reclassified as the conversion feature was removed, see Note 8.	-	1,388,122

Convertible note in default due to Alex Tarrabain, CFO and a Director of CEN, bearing interest at 5% per annum. On April 10, 2021, this note was converted to 30,000 common shares.	-	48,000

Convertible note due to Darren Ferris, brother of Ameen Ferris, a Vice President and a Director of CEN, bearing interest at 5% per annum. On April 26, 2021, this note was converted to 12,500 common shares.	-	20,000

Total convertible notes payable – related parties	1,048,164	2,558,681
Less unamortized debt discount	11,730	-

Total convertible notes payable - related parties (all current)	$1,036,434	$2,558,681

Attributable related party accrued interest was $1,160,088 and $1,046,911 as of September 30, 2021 and December 31, 2020, respectively. Interest expense attributable to related party convertible notes was $61,918, and $60,529 for the three months ended September 30, 2021 and 2020, respectively, and was $183,043 and $180,268 for the nine-months ended September 30, 2021 and 2020, respectively.

The Company issues convertible notes to related parties as a method to raise operating capital. These notes convert to a fixed number of shares specified in the convertible note, at the option of the note holder. Certain of these notes are considered to contain a beneficial conversion feature if in-the-money at the time of issuance.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes issued to related parties during the nine-month period ended September 30, 2021 to be $18,142. This value has been recorded as a component of equity during 2021 and the aggregate original issue discount is accreted and charged to interest expense as a financing expense from the date of issuance until maturity. Upon conversion, any remaining unaccreted discount is charged to interest expense. No convertible notes to related parties with beneficial conversion features were issued during the three-month period ended September 30, 2021 or the three or nine-month periods ended September 30, 2020.

These notes may be converted at the option of the note holder upon written notice by the note holder. These notes are convertible into a total of 719,591 common shares.

During the nine-month period ended September 30, 2021, a convertible note due to Joseph Byrne in the amount of $102,395, convertible into 63,997 shares, was transferred to a private investor and reclassified.

As of November 19, 2021, we are currently in default of $1,000,164 of convertible notes payable, which are convertible into 625,103 shares of common stock.

NOTE 11 – CEBA LOAN PAYABLE

The Canada Emergency Business Account (“CEBA”) loan payable of $31,396 (CAD 40,000) as of September 30, 2021 to Royal Bank of Canada is unsecured, non-interest bearing until December 2022 and interest bearing at 5% thereafter. The loan principal is due in full at the maturity date of December 2025.

NOTE 12 – GOVERNMENTAL ASSISTANCE

The Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) in 2020 to provide a wage and rent subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. CCM received $116,610 during the three and nine months ended September 30, 2021 related to CEWS and CERS which is recognized as governmental assistance income in the condensed consolidated statements of operations and other comprehensive loss.

NOTE 13 – LEASES

The Company currently leases certain facilities and equipment under noncancelable operating lease agreements that expire at various dates through 2024. Monthly rentals range from CAD 844 to CAD 5,595. In addition, the facilities lease calls for variable charges for common area usage which are expensed as incurred.

The Company also leased office space in Windsor, Ontario from RN Holdings Ltd. Under the lease agreement effective October 1, 2017, monthly rents of CAD 2,608 are due through September 2022, at which point monthly rents of CAD 3,390 are due. Effective August 1, 2020, the Company ceased making payments and abandoned the leased space. Accordingly, the Company determined that there was no future economic value to the associated right-of-use asset and recognized a full impairment loss of $146,795 on August 1, 2020. Effective with the August 1, 2020 lease termination and abandonments, all property, plant, and improvements which were located at these properties were abandoned. As of November 19, 2021, the Company has not reached an agreement with RN Holdings Ltd to modify or to settle the remaining contractual liability, which therefore remains recorded as of September 30, 2021 under its original contractual terms.

The operating lease liability as of September 30, 2021 and December 31, 2020 was $318,775 and $164,997, respectively, utilizing a weighted average discount rate of approximately 6.70% over a weighted average remaining lease term of approximately 4.6 years. During the three-months ended September 30, 2021 and 2020, lease expenses of $17,594 and $5,248, respectively, and during the nine-months ended September 30, 2021 and 2020, lease expenses of $28,343 and $18,501, respectively, related to this agreement were recognized within general and administrative expenses.

The following is a schedule of future annual minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year for the 12 months subsequent to September 30, 2021:

Amount
2022	$110,969
2023	89,879
2024	75,522
2025	31,930
2026	31,930
Thereafter	31,930

Total lease payments	$372,159
Less imputed interest	53,384
Present value of lease liability	$318,775

NOTE 14 – INCOME TAXES

A reconciliation of the effective tax rate of the income tax benefit and the statutory income tax rates applied to the loss before income taxes is as follows for the three and nine-months ended September 30:

	2021	2020

Income tax benefit at Canadian statutory rate	26.5%	26.5%
Valuation allowance	(26.5%)	(26.5%)

Effective income tax rate	0%	0%

As of September 30, 2021, the Company has net operating loss carry forwards of approximately $29,200,000 that may be available to reduce future years’ taxable income. Such carry forwards typically expire after 20 years. The Company currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, because the Company believes that it is more likely than not that the carryforwards will expire unused and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the period ended September 30, 2021 and the year ended December 31, 2020:

	September 30, 2021	December 31, 2020

Deferred tax asset - net operating losses	$7,700,000	$3,400,000
Deferred tax asset valuation allowance	(7,700,000)	(3,400,000)

Net deferred tax asset	$-	$-

The valuation allowance increased $100,000 and $700,000 for the three-months ended September 30, 2021 and 2020, respectively, and $4,300,000 and $1,400,000 for the nine-months ended September 30, 2021 and 2020, respectively. All other temporary differences are immaterial both individually and in the aggregate to the condensed consolidated financial statements.

Company management analyzes its income tax filing positions in Canadian federal and provincial jurisdictions where it is required to file income tax returns, for all open tax years in these jurisdictions, to identify potential uncertain tax positions. As of September 30, 2021, there are no uncertain income tax positions taken or expected to be taken that would require recognition of a liability or disclosure in the condensed consolidated financial statements. The Company is subject to routing audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Generally, the Company is no longer subject to income tax examinations for years prior to 2017.

NOTE 15 – SHAREHOLDERS’ DEFICIT / STOCK ACTIVITY

The Company is authorized to issue an unlimited number of common shares and an unlimited number of special voting shares. Common shares have no stated par value.

As of September 30, 2021, 1,271,406 shares of common stock are committed to the holders of the convertible notes.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company has received loans from several related parties, as described above in Notes 8 and 10.

A loan totaling $17,901 was made to Emergence Global as of December 31, 2020. The loan was made for the business purpose of assisting Emergence with operating expenses. Emergence Global’s Chief Executive Officer is Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN. Joseph Byrne, previously served as the Chief Executive Officer and member of the Board of Directors of the Company from July 2017 until November 13, 2019. This note was repaid on May 6, 2021, see Note 5.

There are advances of $1,299,328 and $1,179,328 to CEN Biotech Ukraine as of September 30, 2021 and December 31, 2020, respectively. Such advances were made for the purpose of funding the operations of CEN Ukraine as summarized in Note 5. CEN Ukraine was founded by Bill Chaaban. Prior to December 3, 2017, Bill Chaaban directly owned 51% of CEN Ukraine. CEN Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Ukraine. On December 14, 2017, the Company entered into a controlling interest purchase agreement with Bill Chaaban, our Chief Executive Officer and member of our board of directors, and another shareholder of CEN Ukraine, Usamakh Saadikh, a member of our board of directors, for 51% of the outstanding equity interests of CEN Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of November 19, 2021, as the Company needs to raise additional funds in order to proceed with the closing. Bahige (Bill) Chaaban, Chief Executive Officer and member of our Board of Directors, and Usamakh Saadikh, a member of our Board of Directors, each directly own 25.5% of CEN Ukraine respectively. The remaining 49% of CEN Ukraine is owned by XN Pharma, which is an entity jointly owned by Bahige (Bill) Chaaban and Usamakh Saadikh. Bahige (Bill) Chaaban and Usamakh Saadikh do not currently hold any positions with CEN Ukraine. CEN Ukraine is operated and controlled by its sole director. Pursuant to Ukrainian law, shareholders of a company do not have the ability to control the company or the actions of its director. CEN Ukraine is operated under the direction of its management per the guidelines of Ukrainian law.

On July 12, 2017, the Company’s Shareholders elected individuals to serve as Directors on the Board. These individuals hold long-term convertible notes payable issued prior to the election. All notes payable bear interest at 5% per annum and are convertible to common shares with various maturity dates. They became related parties when they were elected.

During the three-months ended September 30, 2021 and 2020, the Company incurred payroll and consulting expenses of $53,914 and $31,200, respectively, and $131,914 and $93,600 during the nine-months ended September 30, 2021 and 2020, respectively, with certain Board Members and Officers. As of September 30, 2021 and December 31, 2020, $462,114 and $330,200, respectively, was payable to these related parties for payroll and consulting charges, which are included within accrued expenses.

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments beginning in 2017 through 2026. No payments have been received as of September 30, 2021, however, management expects this balance to be collectible.

Jamaal Shaban (“Lessor”), cousin of Bill Chaaban, leased 20 North Rear Road, a 10.4 acre site of land in Canada which included two buildings and a security vault, to the Company under an agreement effective January 2017 for monthly rental payments of CAD 4,000 plus taxes for a period of five years. This lease was assigned by the Lessor to Jamsyl Group, a third-party, when Jamsyl Group purchased the property from Jamaal Shaban in October 2019. Effective August 1, 2020, the Company entered into a mutual termination and release agreement with Jamsyl Group in exchange for 36,500 shares of CEN common stock, valued at $50,700, which vested immediately, based upon remaining lease payments owed. The lease had been accounted for as an operating lease utilizing an 8% discount rate. All remaining associated right-of-use assets as of August 1, 2020 of $48,110 and associated liabilities of $45,118 were written off in conjunction, resulting in a loss on lease termination of $53,692. During the three and nine-months ended September 30, 2020, lease expenses of $2,982 and $20,391, respectively, related to this agreement were recognized within general and administrative expenses.

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

On July 13, 2021, the Company entered into agreements with two individuals for the payment of security and legal consulting services under which the Company issued an aggregate of 500,000 shares of its common stock. These awards vested immediately. The expense related to the restricted stock awarded to non-employees for services rendered of $275,000 was recognized on the grant date.

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

On May 16, 2019, an employment agreement was entered into with Alex Tarrabain, one of the members of the Company’s Board, to serve as the Company’s Chief Financial Officer and as one of the Vice Presidents of the Company effective May 21, 2019:

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

The total grant-date fair value of the restricted shares noted in the employment agreements and equity compensation grants sections above was $29,035,063 and $13,013,241 as of September 30, 2021 and December 31, 2020, respectively. During the three and nine-month periods ended September 30, 2021, 500,000 and 12,559,291 restricted shares, respectively, with a grant date fair value of $275,000 and $16,021,822, respectively, were awarded. During the three and nine-month periods ended September 30, 2020, 162,500 and 387,500 restricted shares, respectively, with a grant date fair value of $117,000 and $279,000, respectively, were awarded. Prior to the start of trading on April 5, 2021 via the OTC Link alternative trading system (operated by OTC Markets Group Inc.), the grant-date fair value was calculated utilizing an enterprise valuation model as of the date the awards are granted. Beginning April 5, 2021, the grant-date fair value is calculated utilizing the daily closing price as published via the OTC Link.

With the exception of immediately vesting portions of awards, shares typically vest pro-rata over the requisite service period, which is generally three years from the grant-date. Non-vested restricted stock awards participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

During the three-month periods ended September 30, 2021 and 2020, 575,000 and 500,000, respectively, and during the nine-month periods ended September 30, 2021 and 2020, 12,784,291 and 1,737,500, respectively, of these shares vested. The fair value of the restricted stock which vested amounted to $350,750 and $355,500 for the three-months ended September 30, 2021 and 2020, respectively, and $16,249,072 and $1,053,000 for the nine-months ended September 30, 2021 and 2020, respectively.

Compensation expense recognized in connection with the restricted stock awards was $75,750 and $196,650 for the three-months ended September 30, 2021 and 2020, respectively, and $15,077,072 and $589,950 for the nine-months ended September 30, 2021 and 2020, respectively. Consulting expense recognized in connection with the restricted stock awards was $275,000 and $117,000 for the three-months ended September 30, 2021 and 2020, respectively, and $1,172,000 and $279,000 for the nine-months ended September 30, 2021 and 2020, respectively.

Non-vested restricted stock award activity for the nine-months ended September 30, 2021 and 2020 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term (Years)
Non-vested at January 1, 2020	2,025,000	$0.76	1.54
Granted	387,500	0.72	-
Vested	(1,737,500)	0.71	-
Forfeited	-	-	-
Non-vested at September 30, 2020	675,000	$0.91	1.36

Non-vested at January 1, 2021	425,000	$1.01	1.50
Granted	12,559,291	1.28	-
Vested	(12,784,291)	1.27	-
Forfeited	-	-	-
Non-vested at September 30, 2021	200,000	$1.01	0.75

The fair value of the restricted stock grants was based on the valuation of a third-party specialist prior to April 5, 2021. Beginning April 5, 2021, the fair value of the restricted stock grants is based upon the daily closing price per the OTC Link. As of September 30, 2021, unrecognized compensation expense totaled $202,000, which will be recognized on a straight-line basis over the vesting period or requisite service period through May 2022.

NOTE 18 – NET LOSS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of September 30, 2021 and 2020. Common stock equivalents that were excluded for the three and nine-month periods ended September 30, 2021 and 2020 are as follows:

	Three-months Ended		Nine-months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Convertible debt	1,271,406	5,733,735	1,163,866	5,425,999

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

The fair value of the Company’s financial instruments are as follows at:

	Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At September 30, 2021:
Cash and cash equivalents	$213,805	$-	$213,805	$-	$213,805
Note receivable – CEN Biotech Ukraine, LLC – related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC - related party	$1,299,328	$-	$-	$1,299,328	$1,299,328
Loans payable	$1,986,670	$-	$-	$1,986,670	$1,986,670
Loans payable – related parties	$2,701,452	$-	$-	$-	$-
Patent acquisition liability	$354,900	$354,900	$-	$-	$354,900
Convertible notes payable	$749,526	$-	$-	$1,962,985	$1,962,985
Convertible notes payable – related parties	$1,036,434	$-	$-	$-	$-
CEBA loan payable	$31,396	$-	$-	$31,396	$31,396

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2020:
Cash and cash equivalents	$1,908	$-	$1,908	$-	$1,908
Other receivables	$113,999	$-	$-	$113,999	$113,999
Note receivable – CEN Biotech Ukraine, LLC – related party	$44,859	$-	$-	$44,859	$44,859
Advances to Emergence Global - related party	$17,901	$-	$-	$17,901	$17,901
Advances to CEN Biotech Ukraine, LLC - related party	$1,179,328	$-	$-	$1,179,328	$1,179,328
Loans payable	$527,379	$-	$-	$527,379	$527,379
Loans payable – related parties	$1,363,354	$-	$-	$-	$-
Patent acquisition liability	$1,380,000	$-	$-	$1,380,000	$1,380,000
Convertible notes payable	$6,730,448	$-	$-	$7,766,663	$7,766,663
Convertible notes payable – related parties	$2,558,681	$-	$-	$-	$-

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

NOTE 21 – SEGMENT INFORMATION

As described in Note 2, the Company closed on the acquisition of CCM on July 9, 2021. With the acquisition of CCM, the Company has two reportable business segments, Growth and Digital. The Growth segment encompasses the activities of CEN Biotech, Inc. and focuses on the planned manufacturing, production and development of LED lighting technology and hemp-based products. The Digital segment encompasses the activities of Clear Com Media, Inc. and focuses on providing digital marketing and web design related services. Substantially all of the Company’s operations are conducted within the United States of America and Canada.

Segment information:

	Three-months Ended September 30,
	2021		2020
	Growth	Digital	Growth	Digital
Revenue	$-	$272,166	$-	$-
Operating loss	(570,311)	(74,665)	(968,424)	-
Depreciation expense	-	10,968	1,532	-
Amortization expense	106,203	24,350	106,203	-
Interest income	-	87	1,553	-
Interest expense	173,412	-	921,017	-
Capital expenditures	-	18,988	-	-

	Nine-months Ended September 30,
	2021		2020
	Growth	Digital	Growth	Digital
Revenue	$-	$272,166	$-	$-
Operating loss	(17,178,728)	(74,665)	(2,189,621)	-
Depreciation expense	-	10,968	10,724	-
Amortization expense	318,609	24,350	318,609	-
Interest income	394	87	5,465	-
Interest expense	703,665	-	2,727,672	-
Capital expenditures	-	18,988	-	-

Segment assets to total assets:

	September 30, 2021	December 31, 2020

Growth	$5,989,211	$6,314,142
Digital	2,412,754	-

Total assets	$8,401,965	$6,314,142

NOTE 22 – SUBSEQUENT EVENTS

From October 1, 2021 to November 19, 2021, the Company issued one new convertible note totaling $100,000 with conversion rights of 416,667 shares of the Company common stock.

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

Prior to the Spin Off Distribution, the Company initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario.  On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. On February 1, 2016 the Company commenced legal action against the Attorney General of Canada in the Ontario Superior Court of Justice for damages for detrimental reliance, economic loss, and prejudgment and post judgment interest, costs of the proceeding and other relief that the court may seem just.  As of November 19, 2021 the action in the Ontario Superior Court of Justice is still ongoing.  In the meantime the Company decided to develop and pursue other businesses that are related to Light Emitting Diode (“LED”) lighting and hemp-based industrial, medical and food products that have a tetrahydrocannabinol (“THC”) that is below 0.3%.

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

Effective with the acquisition of Clear Com Media, Inc. on July 9, 2021, the Company reports in two business segments, Growth and Digital. The Growth segment encompasses the activities of CEN Biotech, Inc. and focuses on the planned manufacturing, production and development of LED lighting technology and hemp-based products. The Digital segment encompasses the activities of Clear Com Media, Inc. and focuses on providing digital marketing and web design related services. Substantially all of the Company’s operations are conducted within the United States of America and Canada.

Our principal office is located at 300-3295 Quality Way, Windsor, Ontario, Canada, N8T 3R9 and our phone number is (519) 419-4958. Our corporate website is located at http://www.cenbiotechinc.com. The information contained on or connected to our website is not part of this report and is not incorporated herein.

The Company derived approximately 99% of its revenue from one customer during the three and nine-month periods ended September 30, 2021. The Company had no revenue prior to July 9, 2021.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, management, as well as our auditors, have determined there is substantial doubt about our ability to continue as a going concern.

At September 30, 2021 and December 31, 2020, the Company had advances of $1,299,328 and $1,179,328, respectively, to CEN Ukraine which is a related party. The advances were for the purpose of funding the operations of CEN Ukraine. These advances were substantially used as follows:

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

In order to complete our plan of operations, we estimate that $8,400,000 in funds will be required. The source of such funds is anticipated to be from capital raised from third parties. If we fail to generate $8,400,000 of funds from capital raised, we may not be able to fully carry out our plan of operations.

Generally, the funds are planned to be invested as follows: $2.3 million in hemp activities, $2.2 million in LED lighting manufacturing, $200,000 to obtain quotation on OTCQB, $2.5 million to complete acquisitions in the phyto medical space including cannabis and psychedelic mushrooms and $1.2 million in general operating costs. There can be no assurance that the Company will be able to raise the foregoing funds or proceed as planned.

We hope to reach the following milestones in the next 12 months:

●	August 2022 – The Company intends to close a minimum of two acquisitions in the phyto medical space and we estimate the cost of this to be $1,250,000.

●	November 2022 - The Company intends to close an additional two acquisitions in the phyto medical space and we estimate the cost of this to be $1,250,000.

●	February 2022 – The Company intends to obtain quotation on OTCQB and we estimate the costs of this to be $200,000.

●	May 2022 – The Company intends to close on its contract with CEN Ukraine and we estimate the costs of this to be $300,000.

●	March 2022 to December 2024 – The Company intends to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products through CEN Ukraine as follows:

●	Secure lease of processing facility expected to take place in April, 2022 and we estimate the costs of this to be $400,000 annually.

●	Purchase of seeds for production crop expected to take place in March, 2022 and we estimate the costs of this to be $100,000 annually.

●	Hire farming and production staff expected to take place in March, 2022 and we estimate the costs of this to be $600,000 annually.

●	Rent farming equipment, purchase fuel, irrigation, and nutrients expected to take place in April, 2022 and we estimate the costs of this to be $600,000 annually.

●	Market, package and ship product expected to take place in September, 2022 and we estimate the costs of this to be $300,000 annually.

●	October 2021 – The Company closed on its contract with Tesla Digital, Inc. regarding the LED lighting patent.

●

December 2021 to December 2024 – The Company intends to explore using the LED lighting patent across manufacturing operations and licensing opportunities across multiple industries such as the horticultural industry, as well as the automotive, industrial and commercial lighting industries as follows:

●	Lease production facility expected to take place in April, 2022 and we estimate the costs of this to be $400,000 annually.

●	Lease equipment expected to take place in June, 2022 and we estimate the costs of this to be $400,000 annually.

●	Hire staff expected to take place in May, 2022 and we estimate the costs of this to be $600,000 annually.

●	Initial raw materials expected to take place in May, 2022 and we estimate the costs of this to be $500,000 one time.

●	Marketing and delivery expected to take place in September, 2022 and we estimate the costs of this to be $300,000 annually.

Achievement of the milestones will depend highly on our funds and the availability of those funds. There can be no assurance that we will be able to successfully complete such milestones.

Plan of Operations of Clear Com Media, Inc.

The current burn rate for CCM inclusive of all wages and operating costs are approximately $120,000 CDN per month or $1,440,000 CDN per year (Approx. $1,152,000 USD) per year. We anticipate a decrease of 30% in this burn rate with the elimination of some staff members that provide the SEO and custom development services that are no longer being performed by CCM. We will potentially rehire some of these people in order to retool the focus of the business and pivot to the development of some products as soon as it is financially viable to do so.

The following highlights the major goals and activities planned for the next twelve months:

●	Expansion of CCM’s enterprise hosting infrastructure for CCM’s client services and CCM products to address the ongoing growth needs of the business.

●

The pace of development of the Chatter product has been modified to meet the changing needs of the business and to address new market realities. Progress continues but a refocus on core deliverables that delivers a new phased approach to product roll out is being implemented. Recent changes in sales, the competitive landscape and modified revenue forecasts have triggered a pivot in terms of priorities and timing.

●

The development of the Block Chain Permission Platform has been modified to solely focus on the R&D elements of the offering. Commercialization of the product has been reorganized to be addressed later once we have achieved new internal goals and milestones; however, work continues on the core offering with clear goals and objectives in mind.

●	Continued development of internal efficiency processes and automated systems for tasks such as workflow, billing, subscriptions, security and internal cloud computing.

●

The marketing of both the Chatter and Block Chain product and service are being refined based on new and ongoing information that is being gathers from our target markets and the rapidly changing landscape of the verticals we operate in. As our research continues, we hope to commence marketing efforts in second to third quarter of next year when the products are in a completed and in a commercially viable state.

●

The development of digital community project remains at the discovery stage and research continues about the participants and nuances of this space and how we feel we can best serve this vertical. Once a plan is formalized new hires will be recruited to address the specific development needs of this product and service.

●

Continued support and a modest expansion of the core services offered by to our key business partners and direct customers. These services include but are not limited to responsive website design, online chat, social media marketing and landing page development.

●	As part of our renegotiation with Postmedia as are no longer providing the SEO and custom development services going forward.

●	No acquisitions are being considered at this time until the proper financing in place to do so.

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

The aggregate consideration for the acquisition of CCM was 4,000,000 restricted shares of CEN common stock, which were valued at $2,120,000 based upon the closing stock price on July 9, 2021. The following is a preliminary estimate of the fair values of the assets acquired and the liabilities assumed by CEN in the transaction:

Cash	$259,470
Accounts receivable	202,527
Property and equipment	97,911
Other assets	244,540
Identifiable intangibles	625,170
Current financial liabilities	(321,251)
Other long-term liabilities	(140,078)

Total identifiable net assets	968,289
Goodwill	1,151,711

Net assets acquired	$2,120,000

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

On October 7, 2021 (“Closing Date”), the Company entered into and closed on a definitive agreement with Tesla Digital Inc., an Ontario, Canada corporation, Tesla Digital Global Group, Inc., an Ontario, Canada corporation, as well as Steven Pokrajac individually (together, the “Sellers”), pursuant to which the parties agreed to the sale and assignment of certain assets of the Sellers (the “Purchased Assets”) related to a Light Emitting Diode Driver Circuit, as more specifically set forth in the Asset Purchase Agreement, Patent Assignment and Bill of Sale (together, the “Transaction Documents”).

Pursuant to the Transaction Documents, the Company agreed to complete the purchase, acquisition and acceptance from the Sellers of the Purchased Assets, which include all of the Sellers’ right, title, and interest in and to United States patent number U.S. 8,723,425 (the “Patent”), in and to the inventions therein set forth and any reissue, reexamination, renewal, divisional, or continuation thereof, in addition to, any related manufacturing machinery plus inventory on hand, and all know-how pertaining to manufacture, use, operation maintenance, development, enjoyment and exploitation of the Patent and the related manufacturing machinery (the “Property”).

U.S. Patent Application No.	Application Filing Date	Status	U.S. Patent No.	Issue Date	Subject Matter
13/525,703	06/18/2012	Issued U.S. Patent	8,723,425	05/13/2014	Light Emitting Diode Driver Circuit

The Sellers cooperated with the Company to perfect the sale and assignment of the Patent and Property, including through execution of the Patent Assignment and recordation of the same with the U.S. Patent Office, on October 7, 2021. The Company had full rights to utilize the patented technology prior to the Patent Assignment. These rights were granted by the Seller as a part of the transaction with the Company started in August of 2016.

As consideration for the sale, assignment and transfer of the Purchased Assets (the “Tesla Digital Transaction”), on the Closing Date the Company agreed to pay to the Sellers (i) 5,000,000 shares of the Company’s Common Stock, at no par value per share (the “Shares”), (ii) that parcel of real property known as 1517-1525 Ride Road, Essex, Ontario (Canada), which the Parties acknowledged has already been satisfactorily tendered by Company to Sellers with assumption of mortgage, and (iii) that parcel of real property known as 135 North Rear Road, Town of Lakeshore, Ontario (Canada), which the Parties acknowledged has already been satisfactorily tendered by Company to Sellers with assumption of mortgage.

Pursuant to notice given to its current transfer agent on Closing Date, the Company has authorized and instructed transfer agent to reserve the Shares of the Company for issuance upon the written request of any of the Sellers in accordance with the terms therein and following written confirmation by the Company.

The Transaction Documents are the definitive agreements between the Company and Sellers, following a Sale Purchase Agreement for the sale of certain assets, properties and rights dated August 31, 2016, as well as its Amending Agreements dated March 29, 2018, September 30, 2018, April 3, 2019 and March 16, 2020.

From October 1, 2021 to November 19, 2021, the Company issued one new convertible note totaling $100,000 with conversion rights of 416,667 shares of the Company common stock.

Results of Operations

We have incurred recurring losses and have only recently commenced revenue generating operations with our acquisition of Clear Com Media, Inc. on July 9, 2021. Our expenses to date are primarily our general and administrative expenses and fees, costs and expenses related to acquisitions and operations. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $43,895,667 at September 30, 2021 and had no committed source of debt or equity financing. The Company did not have any operating revenue until the acquisition of Clear Com Media, Inc. on July 9, 2021 and such amounts are not expected to be sufficient to sustain ongoing operations. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including a note that is in default and is secured by the Company’s equipment and certain unsecured convertible notes payable. The Company will be dependent upon raising additional capital through placement of common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate sufficient net revenue.

Results of Operations for the Three and Nine-Months Ended September 30, 2021 and 2020:

The following tables reflect our operating results for the three and nine-months ended September 30, 2021 and 2020, respectively:

	Three-months ended
Operating Summary	September 30, 2021	September 30, 2020	Change
Revenue	$272,166	$-	n/a %
Operating Expenses	(917,142)	(968,424)	(5.3)%
Loss from Operations	(644,976)	(968,424)	(33.4)%
Other Expense, net	(73,964)	(957,752)	(92.3)%
Net Loss	$(718,940)	$(1,926,176)	(62.7)%

	Nine-months ended
Operating Summary	September 30, 2021	September 30, 2020	Change
Revenue	$272,166	$-	n/a %
Operating Expenses	(17,525,559)	(2,189,621)	700.4%
Loss from Operations	(17,253,393)	(2,189,621)	688.0%
Other Income (Expense), net	418,253	(2,696,548)	(115.5)%
Net Loss	$(16,835,140)	$(4,886,169)	244.5%

Revenue

Effective July 9, 2021 with the acquisition of Clear Com Media, Inc., we commenced revenue generating operations. All revenue generating activity was from the Digital segment. Revenue of $272,166 was recognized during both the three and nine-months ended September 30, 2021. We did not recognize revenue during the three or nine-months ended September 30, 2020, as we had not yet commenced revenue generating operations.

Operating Expenses

Growth Segment

During the three months ended September 30, 2021, our operating expenses were $570,311 compared to $968,424 during the three months ended September 30, 2020. During the three months ended September 30, 2021, our operating expenses were comprised of salary and consulting fees of $328,914, stock-based compensation expense of $75,750, and general and administrative expenses of $165,647. By comparison, during the three months ended September 30, 2020, our operating expenses were comprised of salary and consulting fees of $167,200, stock-based compensation expense of $196,650, general and administrative expenses of $268,487, and losses from lease abandonment, lease termination, and associated disposal of property and equipment of $336,087. Expenses incurred during the three months ended September 30, 2021 compared to three months ended September 30, 2020 decreased primarily due to the non-recurring losses from lease abandonment, lease termination, and associated disposal of property and equipment that occurred in 2020 and decreases in general and administrative spending.

During the nine months ended September 30, 2021, our operating expenses were $17,178,728 compared to $2,189,621 during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, our operating expenses were comprised of salary and consulting fees of $1,303,914, stock-based compensation expense of $15,077,072, and general and administrative expenses of $797,742. By comparison, during the nine months ended September 30, 2020, our operating expenses were comprised of salary and consulting fees of $391,677, stock-based compensation expense of $589,950, general and administrative expenses of $871,907, and losses from lease abandonment, lease termination, and associated disposal of property and equipment of $336,087. Expenses incurred during the nine months ended September 30, 2021 compared to nine months ended September 30, 2020 increased primarily due to increased consulting fees for security, legal, and business coaching for our executives, increased stock-based compensation for our executives and board members as well as increases in legal and professional fees.

Digital Segment

During the both the three and nine months ended September 30, 2021, our operating expenses were $346,831 and consistent primarily of wages and subcontracting costs.

Other Income and Expense Items

During the three months ended September 30, 2021, our other expense, net was $73,964 compared to other expense, net of $957,752 during the three months ended September 30, 2020. During the three months ended September 30, 2021, our other income and expense items were comprised of interest expense of $173,412, interest income of $87, governmental assistance income of $116,610, loss on change in fair value of patent acquisition liability of $52,900, and foreign exchange gain of $35,651. By comparison, during the three months ended September 30, 2020, our other income and expense items were comprised of interest expense of $921,017, interest income of $1,553, and foreign exchange loss of $38,288. Expenses incurred during the three months ended September 30, 2021 compared to three months ended September 30, 2020 decreased primarily due to a decrease in interest expense as a result of debt conversions.

During the nine months ended September 30, 2021, our other income, net was $418,253 compared to other expense, net of $2,696,548 during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, our other income and expense items were comprised of interest expense of $703,665, interest income of $481, governmental assistance income of $116,610, gain on change in fair value of patent acquisition liability of $1,025,100, and foreign exchange loss of $20,273. By comparison, during the nine months ended September 30, 2020, our other income and expense items were comprised of interest expense of $2,727,672, interest income of $5,465, and foreign exchange gain of $25,659. Expenses incurred during the nine months ended September 30, 2021 compared to nine months ended September 30, 2020 decreased primarily due to a decrease in interest expense as a result of debt conversions and a favorable change in the fair value of the patent acquisition liability.

Income Taxes

As of September 30, 2021, the Company has net operating loss carryforwards of approximately $29,200,000 that may be available to reduce future years’ taxable income. As of September 30, 2021, the Company has a deferred tax asset of approximately $7,700,000 which has been completely offset by a valuation allowance. The Company believes that it is more likely than not that the carryforwards will expire unused as the Company has not been able to commence revenue generating activities to date.

Net Loss

Our net loss during the three months ended September 30, 2021 was $718,940 compared to a net loss of $1,926,176 during the three months ended September 30, 2020 due to the factors discussed above.

Our net loss during the nine months ended September 30, 2021 was $16,835,140 compared to a net loss of $4,886,169 during the nine months ended September 30, 2020 due to the factors discussed above.

Other Comprehensive Loss

Our comprehensive loss arises from foreign currency translation adjustments related to CCM based upon published exchange rates. During both the three and nine-months ended September 30, 2021 our other comprehensive loss was $44,379. We had no items of comprehensive income or loss during either the three or nine-months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, our liquid assets consisted of cash of $213,805 and $1,908, respectively.

As of September 30, 2021, our indebtedness includes a patent acquisition liability of $354,900, accrued interest of $1,323,520, accrued interest to related parties of $1,804,448, as well as loans payable, loans payable to related parties, convertible notes and convertible notes to related parties at original issuance totaling $6,497,758 ($6,474,082 net of debt discount), and a CEBA loan payable of $31,396, with maturity dates as outlined below. The convertible notes are generally due 2 years from issuance with notes maturing in 2018 through 2022. As of November [ ], 2021 we are currently in default of $5,272,669 of unsecured debt. We expect our operating and administrative expenses to be at least $1,200,000 annually.

Description	Maturity Date	Amount at Original Issuance
Loan Payable	Q2 2016	$75,000
Loan Payable	Q2 2018	10,000
Loan Payable	Q1 2019	53,000
Loan Payable	Q2 2019	210,000
Loan Payable	Q3 2019	30,000
Loan Payable	Q4 2019	45,000
Loan Payable	Q1 2020	32,000
Loan Payable	Q3 2020	162,395
Loan Payable	Q2 2021	50,000
Loan Payable	Q3 2021	302,187
Loan Payable	On Demand	867,088
Loan Payable – Related Party	Q4 2018	838,330
Loan Payable – Related Party	Q4 2019	300,000
Loan Payable – Related Party	Q3 2020	1,388,122
Loan Payable – Share Interest	Q3 2021	50,000
Loan Payable – Share Interest	Q4 2021	100,000
Loan Payable – Share Interest – Related Party	Q4 2021	175,000
Convertible Notes	Q2 2018	4,000
Convertible Notes	Q4 2018	50,000
Convertible Notes	Q1 2019	137,072
Convertible Notes	Q2 2019	10,000
Convertible Notes	Q3 2019	40,000
Convertible Notes	Q4 2019	105,600
Convertible Notes	Q1 2020	122,800
Convertible Notes	Q4 2020	7,000
Convertible Notes	Q2 2021	75,000
Convertible Notes	Q4 2021	175,000
Convertible Notes	Q2 2022	35,000
Convertible Notes - Related Party	Q1 2019	878,368
Convertible Notes - Related Party	Q3 2020	121,796
Convertible Notes - Related Party	Q2 2022	48,000
CEBA Loan Payable	Q4 2025	31,396

Total		$6,529,154

We intend to fund our expenses through revenues generated through Clear Com Media, Inc. and from the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Nine-months ended September 30, 2021 and 2020

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended September 30, 2021, we used $256,032 in operating activities compared to $399,306 used in operating activities during the nine months ended September 30, 2020. The decrease in the use of operating cash between the two periods was primarily related to increases in general and administrative expenses that were offset by the commencement of revenue generating activities with the acquisition of CCM on July 9, 2021.

Cash Flows from Investing Activities

Our cash flow provided by investing activities during the nine months ended September 30, 2021 was $66,731 compared to cash used in investing activities of $103,199 during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, our cash flows from investing activities was comprised of an addition of cash as part of the CCM acquisition in exchange for shares of CEN common stock, advances to CEN Biotech Ukraine of $120,000, research and development of $53,751, and purchases of equipment of $18,988. By comparison, during the nine months ended September 30, 2020, our use of cash flows for investing activities was comprised of advances to CEN Ukraine of $105,000 and proceeds from the sale of equipment of $1,801.

Cash Flows from Financing Activities

During the nine months ended September 30, 2021, we received $460,830 through issuance of convertible notes to investors to fund our working capital requirements and repaid $50,000 of our loans payable. During the nine months ended September 30, 2020, we received $499,000 through issuance of convertible notes to investors to fund our working capital requirements.

During the nine months ended September 30, 2021, holders of convertible notes totaling $5,091,785 elected to convert their notes into 3,437,633 common shares.

During the nine-month period ended September 30, 2021, certain private investors elected to convert $78,893 of accrued interest owed on convertible notes into 94,357 shares of common stock.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

No pronouncements were adopted by the Company during the nine-month period ended September 30, 2021.

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. As a smaller reporting company, as defined by the SEC, this pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company intends to adopt this standard effective January 1, 2022.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made, except as it relates to the provisional estimates surrounding the valuation of net assets recognized in conjunction with the acquisition of CCM on July 9, 2021. ASC 805 allows for a measurement period, not to exceed 12 months from the date of acquisition, for filers to compile sufficient information to complete their estimate of the fair value of the net assets acquired. As of September 30, 2021, the Company is still in this measurement period. Any significant adjustments to our estimates of fair value of acquired net assets in future periods could have significant impacts on reported results from such periods. Note 1 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure and controls and procedures.

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective.

(b) Changes in internal control over financial reporting.

During the quarter ended September 30, 2021, the Company acquired the Clear Com Media, Inc. business. As of quarter ended September 30, 2021, management is in the process of integrating this new business line into the Company's overall internal control environment. Further, management will perform a thorough review of processes and procedures to ensure appropriate controls are in place. Management anticipates completing these integration efforts by the end of the current year ending December 31, 2021.

Other than the foregoing, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During both the three and nine-months ended September 30, 2021, CEN entered into loans and associated extension agreements with various parties and also settled accrued liabilities. In consideration for such loans and associated extensions, along with the settlement of accrued liabilities, CEN granted various individuals a total aggregate amount of 192,726 unregistered shares of common stock of CEN during both the three and nine-months ended September 30, 2021.

The above issuances of shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

During both the three and nine-months ended September 30, 2021, we issued $456,395 of convertible notes to investors to fund our working capital requirements. These notes bear interest at 5% per year and are convertible at the option of the holder into 677,775 common shares.

The above issuances of convertible notes were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

CEN has a payment default with respect to certain unsecured loans payable to private investors and related parties, in the principal amount of $3,243,846 and which bear interest at rates from 5% to 22% per annum which were due prior to November 19, 2021. The aggregate amounts due under these loans as of November 19, 2021, including accrued interest, is approximately $4,969,425. Interest and default interest and related fees currently accrue at approximately $97,000 per quarter.

CEN has a payment default with respect to certain unsecured convertible loans payable to private investors and related parties, in the principal amount of $1,726,636 and which bear interest at rates from 5% to 12% per annum which were due prior to November 19, 2021. The aggregate amounts due under these loans as of November 19, 2021, including accrued interest, is approximately $2,149,000. Interest and default interest and related fees currently accrue at approximately $24,000 per quarter.

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

Dated: November 19, 2021

CEN BIOTECH, INC.

By:	/s/ Bahige Chaaban
Name:	Bahige Chaaban
Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2021	/s/ Alex Tarrabain
Name: Alex Tarrabain
Title: Chief Financial Officer (Principal Financial and Accounting Officer)