Form 10-K
period 2021-12-31
CEN BIOTECH INC
filed 2022-04-14
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, there were 43,142,060 shares of common stock, no par value per share, outstanding that were held by non-affiliates. The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $13,029,000, computed by reference to the closing sales price of the shares of common stock on June 30, 2021, which was $0.3020.

As of April 14, 2022, there were 56,407,410 shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

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

Prior to the Spin Off Distribution, the Company initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario.  On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. On February 1, 2016 the Company commenced legal action against the Attorney General of Canada in the Ontario Superior Court of Justice for damages for detrimental reliance, economic loss, and prejudgment and post judgment interest, costs of the proceeding and other relief that the court may seem just.  As of April 14, 2022 the action in the Ontario Superior Court of Justice is still ongoing.  In the meantime the Company decided to develop and pursue other businesses that are related to Light Emitting Diode (“LED”) lighting and hemp-based industrial, medical and food products that have a tetrahydrocannabinol (“THC”) that is below 0.3%.

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

Effective with the acquisition of CCM on July 9, 2021, the Company reports in two business segments, Growth and Digital. The Growth segment encompasses the activities of CEN Biotech, Inc. and focuses on the planned manufacturing, production and development of LED lighting technology and hemp-based products. The Digital segment encompasses the activities of CCM and focuses on providing digital marketing and web design related services. Substantially all of the Company’s operations are conducted within the United States of America and Canada.

Our principal office is located at 300-3295 Quality Way, Windsor, Ontario, Canada, N8T 3R9 and our phone number is (519) 419-4958. Our corporate website is located at http://www.cenbiotechinc.com. The information contained on or connected to our website is not part of this report and is not incorporated herein.

The Company derived approximately 99% of its revenue from one customer during the year ended December 31, 2021. The Company had no revenue prior to July 9, 2021. For the years ended December 31, 2021 and 2020, we reported net losses of $18,903,656 and $6,929,398 (before gain on the one-time derecognition of certain debts and accrued interest of $21,179,043), respectively, and negative cash flow from operating activities of $320,395 and $340,749 respectively. As noted in our consolidated financial statements, as of December 31, 2021, we had an accumulated deficit of $45,964,183. Our consolidated financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, management, as well as our auditors, have determined there is substantial doubt about our ability to continue as a going concern.

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

Effective with the acquisition of CCM on July 9, 2021, the Company reports in two business segments, Growth and Digital. The Growth segment encompasses the activities of CEN Biotech, Inc. and focuses on the planned manufacturing, production and development of LED lighting technology and hemp-based products. The Digital segment encompasses the activities of CCM and focuses on providing digital marketing and web design related services. Substantially all of the Company’s operations are conducted within the United States of America and Canada.

On October 7, 2021, the Company finalized the acquisition of a patent related to LED Lighting, as further discussed below, and intends to explore development opportunities of the LED lighting technology across manufacturing operations and intends to explore licensing opportunities across industries such as the horticultural industry, including for the purpose of growing hemp, as well as the automotive, industrial and commercial lighting industries.

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

At December 31, 2021 and 2020, the Company had advances of $1,299,328 and $1,179,328, respectively, to CEN Ukraine which is a related party. The advances were for the purpose of funding the operations of CEN Ukraine. These advances were substantially used as follows:

☐	Approximately $420,000 to operate its office in Kiev;

☐	Approximately $445,328 to employ several workers;

☐	Approximately $350,000 for performing multiple test crops;

☐	Approximately $75,000 for oil processing activities; and

☐	Approximately $9,000 for payment of rent.

There have been recent tensions between Ukraine and Russia, and in January of 2022, the U.S. President announced possible widescale sanctions against Russia in the event that Russia invades Ukraine. In February of 2022, Russia invaded Ukraine and the U.S. President announced widescale sanctions against Russia. Due to such sanctions, as well as due to the ongoing war in Ukraine, we could become unable to operate our planned business related to CEN Ukraine in the Ukraine as planned. Further, retaliatory acts by Russia in response to the sanctions could include cyber attacks, sanctions, or other actions that could disrupt the economy. Accordingly, our operating plans, business, financial condition and operating results may be adversely impacted by rising tensions, and the recent invasion in Ukraine. On March 31, 2022, the Company determined that advances totaling $1,299,328 and note receivable of $44,859, as of such date, due to the Company from CEN Ukraine have been fully impaired as the current war in Ukraine continues to proceed. The Company has determined that it is unlikely that CEN Ukraine will have the ability to recover from the effects of the war in the foreseeable future.

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

Products

LED Lighting

On September 12, 2016, the Company executed an agreement to acquire a patent related to LED Lighting, from Tesla Digital, Inc., a Canadian Corporation and Stevan Pokrajac. As part of the transaction the Company will employ Stevan Pokrajac in connection with the start of operations by the Company after the acquisition and development of the acquired technology. As of April 14, 2022 the Company has not raised sufficient capital to start the development of the technology and begin operations. The patent intangible remained in escrow in the name of Tesla Digital, Inc., with CEN having the rights to use the patented technology, until full settlement of the terms of the agreement. On October 7, 2021, the acquisition was completed and the Company issued five million shares of common stock and the seller assumed certain debt owed by the Company.

The Company intends to explore using the LED Lighting across manufacturing operations and licensing opportunities across multiple industries such as the horticultural industry, including for the purpose of growing hemp as well as the automotive, industrial and commercial lighting industries.

Hemp

On December 14, 2017, the Company entered into a Controlling Interest Purchase Agreement (the “Agreement”) with Bill Chaaban, our Interim CEO, President and Chairman, and Usamakh Saadikh, a member of our board of directors (the “Sellers”) to acquire (the “Acquisition”) 51% of the outstanding equity interests in Cen Ukraine, a corporation that was organized and has its principal offices in Ukraine. The agreement, which is subject to certain conditions, has not closed as of April 14, 2022. Cen Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Cen Ukraine currently holds a license, granted by the federal government of Ukraine, for the cultivation and processing of cannabis sativa for industrial, supplement, pharmaceutical and other purposes in Ukraine. The consideration will be paid by issuing shares of common stock of the Company.

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

Research and Development

The Company contracts with Stevan Pokrajac, the developer of the patented LED Lighting Technology, to assist the Company with the development of the acquired technology. As part of the acquisition Mr. Pokrajac will become an employee of the LED subsidiary with compensation of $200,000 per year commencing with the start of operations by the Company after the acquisition and development of the acquired technology. As of April 14, 2022 the Company has not raised sufficient capital to start the development of the technology and begin operations.

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

Customers

We currently do not have any customers for our LED Lighting Products and we have not yet developed any hemp-based products. The Company derived approximately 99% of its revenue from one customer, Post Media, during the fiscal year ended December 31, 2021. Nearly all of the accounts receivable as of December 31, 2021 are due from this customer. The loss of this customer could adversely affect short-term operating results. The customer is primarily receiving Web related services including; managed chat, search engine optimization, landing page design and social media marketing.

Intellectual Property

On September 12, 2016, the Company executed an agreement to acquire assets, including patented LED Lighting, from Tesla Digital, Inc. (a Canadian corporation) and Stevan (Steve) Pokrajac. The patent intangible remained in escrow in the name of Tesla Digital, Inc., with CEN having the rights to use the patented technology, until full settlement of the terms of the agreement. On October 7, 2021, the acquisition was completed and the Company issued five million shares of common stock and the seller assumed certain debt owed by the Company.

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

Recent Developments

The continued outbreak of a novel coronavirus (COVID-19), which the World Health Organization declared in March 2020 to be a pandemic, continues to spread throughout the United States of America and the globe, including through additional variants. Many State Governors have issued temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. Certain state governments are now beginning to ease up on the restrictions implemented, however such restrictions remain in flux and we have no way of predicting if, and when, they’ll be lifted. The extent of the ultimate impact of the pandemic on the Company's operational and financial performance will depend on various developments, including the duration and continued spread of the outbreak, and its impact on potential customers, employees, and vendors, all of which cannot be reasonably predicted at this time. While management reasonably expects the COVID-19 outbreak to negatively impact the Company's financial condition, operating results, and timing and amounts of cash flows, the related financial consequences and duration are highly uncertain.

On April 2, 2021, the Board of Directors of the Company adopted the 2021 Equity Compensation Plan (the “2021 Plan”) providing for the granting of options to purchase shares of common stock, restricted stock awards and other stock-based awards to directors, officers, employees, advisors and consultants of the Company and reserved 20,000,000 shares of the Company’s common stock for issuance under the 2021 Plan. In connection with the 2021 Plan, the Board also approved the use of restricted stock agreements under the 2021 Plan, one being for U.S. persons (the “U.S. RSA”) and one being for Canadian persons (the “Canadian RSA”).

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

On April 2, 2021, a consulting agreement with CONFIEN SAS for business coaching was entered into for a period of 12 months. Services under the Agreement, may include setting priorities, establishing goals, identifying resources, brainstorming, creating action plans, asking clarifying questions, and providing models, examples, and in-the- moment skills training. As payment for these services, 650,000 restricted shares subject to applicable securities laws and regulations of the Company’s common stock were granted. Such shares vested immediately. The expense related to the restricted stock awarded to non-employees for services previously rendered was recognized on the grant date.

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

The aggregate consideration for the acquisition of CCM was 4,000,000 restricted shares of CEN common stock, which were valued at $2,120,000 based upon the closing stock price on July 9, 2021. The following represents the fair values of the assets acquired and the liabilities assumed by CEN in the transaction, including from the originally reported estimates, an increase in accounts receivable of approximately $8,000, a decrease of identifiable intangibles by approximately $168,000, and an increase in current financial liabilities by approximately $23,000, with a corresponding increase to goodwill of approximately $184,000 reflected as of July 9, 2021:

Cash	$259,470
Accounts receivable	210,536
Property and equipment	97,911
Other assets	244,540
Identifiable intangibles	456,855
Current financial liabilities	(344,591)
Other long-term liabilities	(140,078)

Total identifiable net assets	784,643
Goodwill	1,335,357

Net assets acquired	$2,120,000

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

On December 6, 2021 the Board of Directors appointed Rick Purdy as its Senior Vice President of Deals and Acquisitions. The Company also entered into an Executive Employment Agreement with Rick Purdy. Pursuant to the Employment Agreement, during the term of the Employment Agreement, the Company agreed to employ, and Mr. Purdy agreed to accept employment with the Company as Senior Vice President of Deals and Acquisitions. Pursuant to the Employment Agreement, the Company agreed to issue Mr. Purdy 2,500,000 shares of the Company’s common stock, of which 700,000 vested immediately and the remaining vested ratably each month over the next 36 months until December 2024, subject to the provisions of a Restricted Stock Agreement under the Company’s 2021 Equity Compensation Plan. Additionally, pursuant to the Employment Agreement, the Company agreed to pay Mr. Purdy a base salary of $31,200. The term of the Employment Agreement is for an indefinite period subject to termination in accordance with the terms of the Employment Agreement.

On December 6, 2021, Joseph Byrne resigned from his position as a President of the Company, effective on that date. Mr. Byrne served as a President of the Company from April 19, 2021 to December 6, 2021, and remains a member of the Company’s Board of Directors, and has served in such capacity since April 19, 2021. Mr. Byrne’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On December 6, 2021, the Board approved the change in position of Bill Chaaban from a co-President of the Company to the sole President of the Company. Mr. Chaaban is currently the Chief Executive Officer of the Company, as well as Chairman of the Company’s Board of Directors.

There have been recent tensions between Ukraine and Russia, and in January of 2022, the U.S. President announced possible widescale sanctions against Russia in the event that Russia invades Ukraine. In February of 2022, Russia invaded Ukraine and the U.S. President announced widescale sanctions against Russia. Due to such sanctions, as well as due to the ongoing war in Ukraine, we could become unable to operate our planned business related to CEN Ukraine in the Ukraine as planned. Further, retaliatory acts by Russia in response to the sanctions could include cyber attacks, sanctions, or other actions that could disrupt the economy. Accordingly, our operating plans, business, financial condition and operating results may be adversely impacted by rising tensions, and the recent invasion in Ukraine.

From January 1, 2022 to April 14, 2022, the Company authorized and issued 416,667 shares of its common stock upon conversion of the principal amount due under a note to a person. The principal amount of the note prior to conversion was $100,000.

Near Term Operating Plan

Plan of Operations of CEN Biotech Inc.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $100,000 for a total of $1,200,000 for the maximum of 12 months. We have relied and will continue to rely on capital raised from third parties to fund our operating expenses during the following 12 months.

In order to complete our plan of operations, we estimate that $6,100,000 in funds will be required. The source of such funds is anticipated to be from capital raised from third parties. If we fail to generate $6,100,000 of funds from capital raised, we may not be able to fully carry out our plan of operations.

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

We hope to reach the following milestones in the next 12 months:

☐	August 2022 – The Company intends to close a minimum of two acquisitions in the phyto medical space and we estimate the cost of this to be $1,250,000.

☐	November 2022 - The Company intends to close an additional two acquisitions in the phyto medical space and we estimate the cost of this to be $1,250,000.

●

April 2022 to December 2024 – The Company intends to explore using the LED lighting patent across manufacturing operations and licensing opportunities across multiple industries such as the horticultural industry, as well as the automotive, industrial and commercial lighting industries as follows:

☐	Lease production facility expected to take place in April, 2023 and we estimate the costs of this to be $400,000 annually.

☐	Lease equipment expected to take place in June, 2023 and we estimate the costs of this to be $400,000 annually.

☐	Hire staff expected to take place in May, 2023 and we estimate the costs of this to be $600,000 annually.

☐	Initial raw materials expected to take place in May, 2023 and we estimate the costs of this to be $500,000 one time.

☐	Marketing and delivery expected to take place in September, 2023 and we estimate the costs of this to be $300,000 annually.

Achievement of the milestones will depend highly on our funds and the availability of those funds. There can be no assurance that we will be able to successfully complete such milestones.

Plan of Operations of Clear Com Media, Inc.

The current burn rate for CCM inclusive of all wages and operating costs is approximately $120,000 CDN per month or $1,440,000 CDN per year (Approx. $1,152,000 USD). We anticipate a decrease of 30% in this burn rate with the elimination of some staff members that provide the SEO and custom development services that are no longer being performed by CCM. We will potentially rehire some of these people in order to retool the focus of the business and pivot to the development of some products as soon as it is financially viable to do so.

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

●	As part of our renegotiation with Postmedia as are no longer providing the SEO and custom development services going forward.

●	No acquisitions are being considered at this time until the proper financing is in place to do so.

Government Regulations

Hemp and Cannabis

As discussed above, we plan on expanding our business plan to include (i) the cultivation and production of hemp in the Ukraine (ii) the manufacturing of hemp products in the Ukraine and Canada and (iii) the sales and distribution of hemp products globally, including but not limited to Canada, Ukraine, and the United States. We also plan to expand our business to include cannabis, as we are currently seeking to engage in potential mergers and acquisitions related to Cannabis in Canada, which will subject us to additional government regulations.

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

Psychedelic Mushrooms

Our plan to expand our business to include psychedelic mushrooms, as we are currently seeking to engage in potential mergers and acquisitions related to psychedelic mushrooms in Canada, will subject the Company to state and federal regulation.

Canada

In Canada, oversight of healthcare is divided between the federal and provincial governments. The federal government is responsible for regulating, among other things, the approval, import, sale, and marketing of drugs such as psilocybin and other psychedelic substances, whether natural or novel. The provincial/territorial level of government has authority over the delivery of health care services, including regulating health facilities, administering health insurance plans such as the Ontario Health Insurance Plan, distributing prescription drugs within the province, and regulating health professionals such as doctors, psychologists, psychotherapists and nurse practitioners. Regulation is generally overseen by various colleges formed for that purpose, such as the College of Physicians and Surgeons of Ontario. Certain psychoactive compounds, such as psilocybin, are considered controlled substances under Schedule III of the CDSA.

United States

Psilocybin is strictly controlled under the federal Controlled Substances Act, 21 U.S.C. §801, et. seq. (“CSA”). Psilocybin is a Schedule 1 drug under the CSA, which means that it currently has no currently accepted medical use in the United States, a lack of accepted safety for use under medical supervision, and a high potential for abuse.

Worldwide

We may in the future, possibly seek to expand our planned operations relating to psychedelic mushrooms in geographic areas that permit such operations. There will be laws, rules and regulations that the Company will have to comply with in certain areas in order to conduct such operations in such areas. Every country, state and region may have their own specific laws, rules and regulations applicable to psychedelic mushrooms and the Company will have to comply with all such applicable laws, rules and regulations when conducting such activities in the applicable areas. Further, the laws, rules and regulations applicable to psychedelic mushrooms worldwide may change and the Company will have to adapt to same.

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

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or such earlier time that we no longer meet the definition of an emerging growth company. The registration statement was declared effective on June 30, 2020. The first day of trading was April 5, 2021. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1,070,000,000 in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. We would cease to be an emerging growth company on the last day of the fiscal year following the date of the fifth anniversary of our first sale of common equity securities under an effective registration statement or a fiscal year in which we have $1 billion in gross revenues. Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

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

Properties

CCM currently leases office space in Windsor, Ontario from JJ Capital Properties, Inc. under a noncancelable operating lease agreement that expires in June 2024. Monthly lease payments range from CAD 5,072 to CAD 5,595. In addition, the lease calls for variable charges for common area usage which are expensed as incurred.

CEN leased office space in Windsor, Ontario from RN Holdings Ltd. The lease commenced on October 1, 2017 with R&D Labs (whose President is Bill Chaaban) and was subsequently assigned by R&D Labs to RN Holdings Ltd (a third-party) on May 8, 2019. The lease calls for monthly rental payments ranging from $2,608 to $3,390 through September 2027. Effective August 1, 2020, the Company ceased making payments and abandoned the leased space. Accordingly, the Company determined that there was no future economic value to the associated right-of-use asset and recognized a full impairment loss of $146,795 on August 1, 2020. As of April 14, 2022, the Company has not reached an agreement with RN Holdings Ltd to modify or to settle the remaining contractual liability, which therefore remains recorded as of December 31, 2021 under its original contractual terms.

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

In addition, our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and financings in our audit report for the fiscal year ended December 31, 2021 and 2020.

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

We have not generated significant revenue and our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

To date, we have not been profitable and have incurred substantial net losses since our inception and may continue to incur losses for the foreseeable future, as we continue our product development activities. We have incurred recurring losses and have only recently commenced revenue generating operations with our acquisition of Clear Com Media, Inc. on July 9, 2021.  As a result of our limited operating history, we have limited historical financial data that can be used in evaluating our business and our prospects and in projecting our future operating results. Through December 31, 2021, we have accumulated a total deficit of $45,964,183.

As reflected in the consolidated financial statements that are filed with this report, we had been a pre-revenue company with no material amount of earned revenue since our inception until the acquisition of CCM on July 9, 2021. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. If we are unable to achieve or sustain profitability or to secure additional financing on acceptable terms, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our common stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms. Our consolidated financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

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

Since the formation of our Company, we had not generated revenues until the acquisition of CCM on July 9, 2021. We may experience quarterly and annual losses, and expect to do so at least through the end of the 2022 calendar year. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate significant revenues to achieve and maintain profitability.

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

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities could be at prices substantially below prices at which our shares are currently valued. To the extent we require additional financing and cannot raise it, we may have to limit our then-current operations, curtail all or certain portions of our business objectives and plans or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our investors. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

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

At December 31, 2021, CEN has current notes, loans, accounts payable, accrued interest and accrued expenses aggregating $9,860,615. Since CEN has limited revenue in relation to our consolidated operating expenses, we will have to locate other sources of debt or equity financing in order to meet these obligations. If we are unable to do so, we may default on some commitments which could have a very negative effect on our business or cause us to cease our business altogether.

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

Exchange rate fluctuations between the U.S. dollar, the Canadian dollar and the Ukrainian Hryvnia result in fluctuations in reported amounts from operations in our consolidated financial statements. Currently, the U.S. Dollar is the functional currency of CEN, because the bulk of the CEN’s transactions have been in U.S. dollars, and because the Company has received the vast majority of its funding in U.S. dollars. Therefore, any change in the exchange rate will affect our reported sales, expenses and net loss. The functional currency of CCM is the Canadian dollar. As our Canadian business or planned Ukrainian businesses expand, we will increase our exposure to non-U.S. dollar currencies.

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

The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. As a result, the Company’s business operations have been limited due to government actions or other restrictions in connection with the COVID-19 pandemic and may also be effected if Company’s personnel is unable to work effectively due to illness, quarantines, or other restrictions in connection with the COVID-19 pandemic. The COVID-19 pandemic has also already hindered the Company’s ability to raise capital. If the COVID-19 pandemic continues for a prolonged period, the Company’s business, financial condition, results of operation and liquidity may be materially and adversely affected. The extent of the ultimate impact of the pandemic on the Company's operational and financial performance will depend on various developments, including the continued duration and spread of the outbreak and the emergence of additional variants, and its impact on potential customers, employees, and vendors, all of which cannot be reasonably predicted at this time. These future developments will also include, but are not limited to, the actions taken by governmental authorities and other third parties in response to the pandemic. Disruptions and/or uncertainties related to the COVID-19 pandemic for a sustained period of time could result in delays or modifications to the Company’s strategic plans and initiatives and hinder the Company’s ability to achieve its goals.

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

Our operating plans, business, financial condition and operating results may be adversely impacted by rising tensions in Ukraine, including Russia’s recent invasion into Ukraine.

Our operating plans, business, financial condition and operating results may be adversely impacted by rising tensions in Ukraine, including Russia’s recent invasion into Ukraine. The Company is in contract to acquire a 51% interest in Cen Ukraine LLC (“CEN Ukraine”) as described in detail below, which currently holds a license, granted by the federal government of Ukraine, for the cultivation and processing of cannabis sativa for industrial, supplement, pharmaceutical and other purposes in Ukraine. After closing this acquisition, the Company intends to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products. We also intend to grow and cultivate all of our hemp materials in the Ukraine through CEN Ukraine. There have been recent tensions between Ukraine and Russia, and in January of 2022, the U.S. President announced possible widescale sanctions against Russia in the event that Russia invades Ukraine. In February of 2022, Russia invaded Ukraine and the U.S. President announced widescale sanctions against Russia. Due to such sanctions, as well as the ongoing war in Ukraine, we could become unable to operate our planned business related to CEN Ukraine in the Ukraine as planned. Further, retaliatory acts by Russia in response to the sanctions could include cyber attacks, sanctions, or other actions that could disrupt the economy. Accordingly, our operating plans, business, financial condition and operating results may be adversely impacted by rising tensions, and the recent invasion in Ukraine.

The Company’s operating results may be negatively affected due to the loss of one customer.

The Company has derived approximately 99% of its revenue from one customer, Post Media, during the year ended December 31, 2021. Nearly all of the accounts receivable as of December 31, 2021 are due from this customer. The loss of this customer could adversely affect short-term operating results of the Company. The customer is primarily receiving Web related services including; managed chat, search engine optimization, landing page design and social media marketing.

Risks related to the United States, and other regulatory systems as to hemp-based products and our planned expansion into cannabis and psychedelic mushrooms

Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to sell hemp-based consumer products.

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

If we close on the CEN Ukraine Acquisition as planned, CEN Ukraine, which we plan to use to grow and cultivate hemp for all of our hemp related products, may not be able to comply with all of the applicable laws and regulations applicable to hemp in the Ukraine, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, if the laws and regulations in the Ukraine applicable to hemp change, and if we are unable to adapt or if the laws change such that hemp is no longer permitted to be produced in the Ukraine, it would have a material adverse effect on our business, financial condition and results of operations.

If we close on the CEN Ukraine Acquisition, which we are unsure can happen as planned due to the recent war taking place in Ukraine, we would become subject to applicable laws and regulations in Ukraine regarding hemp. On March 31, 2022, the Company determined that advances totaling $1,299,328 and note receivable of $44,859, as of such date, due to the Company from CEN Ukraine have been fully impaired as the current war in Ukraine continues to proceed. The Company has determined that it is unlikely that CEN Ukraine will have the ability to recover from the effects of the war in the foreseeable future. However, if we are able to close on the CEN Ukraine Acquisition, CEN Ukraine, which we plan to use to grow and cultivate hemp for all of our hemp related products, may not be able to comply with all of the applicable laws and regulations applicable to hemp in the Ukraine, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, if the laws and regulations in the Ukraine applicable to hemp change, and if we are unable to adapt or if the laws change such that hemp is no longer permitted to be produced in the Ukraine, it would have a material adverse effect on our business, financial condition and results of operations.

Hemp is a traditional crop cultivated in Ukraine for centuries. Industrial hemp production is allowed in Ukraine for seeds and fibers only. Growers must apply for a license in advance of the growing season and must be in compliance with the applicable licensing conditions. There are no known limitations on the circulation of hemp seeds, fibers and products of processing thereof, that have a THC limit below the regulatory requirements of the Ukraine (which are 0.08 percent). Hemp plantations that demonstrate THC level above 0.08 percent must be destroyed by a farmer. A farmer needs a license to grow hemp. The license is issued by the State Service of Ukraine on Medicines and Drugs Control (SSUMDC). A grower should submit an application to the SSUMDC before the growing season begins (usually in the autumn). After the growing season is completed (but before October 1), farmers must submit their annual reports on the volume of hemp production to SSUMDC. These regulations are uniformly applicable to the whole country. If we close on the CEN Ukraine Acquisition as planned, CEN Ukraine, which we plan to use to grow and cultivate hemp for all of our hemp related products, may not be able to comply with all of the applicable laws and regulations applicable to hemp in the Ukraine which would have a material adverse effect on our business, financial condition and results of operations. We will have to adapt to any changes in the laws in the Ukraine regarding hemp. Or, if there is a ban on the production of hemp or of the sale and distribution of hemp products the Ukraine, the Company will not be able to conduct its hemp related operations as planned. Therefore, if the laws and regulations in the Ukraine applicable to hemp change, and if we are unable to adapt or if the laws change such that hemp is no longer permitted to be produced in the Ukraine, it would have a material adverse effect on our business, financial condition and results of operations.

We plan to expand our business to include Cannabis, which will subject us to additional regulatory risks.

Our mission is to strive to be an agriculture based mindful provider of Phyto medical solutions developed to help improve "your" state of health and well-being. We plan to expand our business to include cannabis which will subject us to additional regulatory risks. Cannabis is a Schedule 1 illegal drug under the Controlled Substances Act, 21 U.S.C. § 811 (hereafter referred to as the “CSA”) which subjects us to additional risks. As of the date of this filing, thirty-six (36) states, the District of Columbia and four U.S. Territories currently have laws broadly legalizing cannabis in some form for either medicinal or recreational use governed by state specific laws and regulations. Although legalized in some states, cannabis and hemp containing more than 0.3 percent THC are “Schedule 1” drugs under the CSA and are illegal under federal law. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently accepted use for medical treatment in the U.S., and lacks accepted safety for use under medical supervision. Active enforcement of the current CSA regarding cannabis and hemp containing more than 0.3 percent THC may directly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. Our plan to expand our business to include Cannabis will subject the Company to state and federal regulation and enforcement of medical and recreational adult use cannabis products. It is also possible that certain changes to existing laws or policies could have a negative effect on our business and results of operations.

We plan to expand our business to include Psychedelic Mushrooms, which will subject us to additional regulatory risks.

Our mission is to strive to be an agriculture based mindful provider of Phyto medical solutions developed to help improve "your" state of health and well-being. We plan to expand our business to include Psychedelic Mushrooms, which will subject us to additional regulatory risks. In Canada, oversight of healthcare is divided between the federal and provincial governments. The federal government is responsible for regulating, among other things, the approval, import, sale, and marketing of drugs such as psilocybin and other psychedelic substances, whether natural or novel. The provincial/territorial level of government has authority over the delivery of health care services, including regulating health facilities, administering health insurance plans such as the Ontario Health Insurance Plan, distributing prescription drugs within the province, and regulating health professionals such as doctors, psychologists, psychotherapists and nurse practitioners. Regulation is generally overseen by various colleges formed for that purpose, such as the College of Physicians and Surgeons of Ontario. Certain psychoactive compounds, such as psilocybin, are considered controlled substances under Schedule III of the CDSA. Psilocybin is strictly controlled under the federal Controlled Substances Act, 21 U.S.C. §801, et. seq. (“CSA”). Psilocybin is a Schedule 1 drug under the CSA, which means that it currently has no currently accepted medical use in the United States, a lack of accepted safety for use under medical supervision, and a high potential for abuse. We may in the future, possibly seek to expand our planned operations relating to psychedelic mushrooms in geographic areas that permit such operations. There will be laws, rules and regulations that the Company will have to comply with in certain areas in order to conduct such operations in such areas. Every country, state and region may have their own specific laws, rules and regulations applicable to psychedelic mushrooms and the Company will have to comply with all such applicable laws, rules and regulations when conducting such activities in the applicable areas. Further, the laws, rules and regulations applicable to psychedelic mushrooms worldwide may change and the Company will have to adapt to same.

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

Our Common Stock Currently Trades on the Pink Tier of OTC Markets.

Our common stock currently trades on the Pink Tier of OTC Market Group LLC’s Marketplace under the symbol “CENBF” and is labeled as “Pink Current Information” at this time. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. Because of the possible low price of our securities and certain other factors, many brokerage firms may not be willing to effect transactions in these securities and some market makers have declined to make a market for our common stock. Purchasers and holders of our securities should be aware that any market that develops in our stock may be subject to the penny stock restrictions.

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

We cannot predict if the temporary trading suspension by the SEC of our former parent company’s securities in February of 2016 will have a negative impact on the Company as a whole.

On February 19, 2016, the SEC issued SEC Release No. 77178 (the “Release”), which temporarily suspended trading of the securities of the Company’s former parent company, Creative Edge Nutrition, Inc. (“FITX”) commencing at 9:30 a.m. EST on February 19, 2016, and terminating at 11:59 p.m. EST on March 3, 2016. The Release stated the SEC temporarily suspended trading of FITX securities because of “a lack of current and accurate information about” FITX and because “There are questions regarding the control” of FITX. The Spin-Off from FITX was completed on February 29, 2016. Although the Company was completely separated from FITX on February 29, 2016 and there has been no overlap in the officers/directors of FITX and the Company since 2014, and the Company was not in a position to cause FITX to take any action in connection with FITX’s trading suspension, we cannot predict what effect if any the FITX trading suspension will have on the trading market of the Company’s common stock, if one ever develops or on the Company as a whole.

Any market that develops in shares of our common stock may be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

Our shares are considered a “penny stock.” Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification will severely and adversely affect any market liquidity for our common stock if our shares have a market price of less than $5.00 per share.

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

As of April 14, 2022, our executive officers and directors beneficially own in the aggregate approximately 34,555,910 shares of our common stock, which represents 61.2% of our outstanding common stock. As a result, the executive officers and directors control a majority of our voting power and therefore are able to control all matters submitted to our stockholders for approval. The executive officers and directors may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated voting power may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 56,407,410 shares of our common stock outstanding as of April 14, 2022, approximately 10,722,455 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

CCM currently leases office space in Windsor, Ontario from JJ Capital Properties, Inc. under a noncancelable operating lease agreement that expires in June 2024. Monthly lease payments range from CAD 5,072 to CAD 5,595. In addition, the lease calls for variable charges for common area usage which are expensed as incurred.

CEN leased office space in Windsor, Ontario from RN Holdings Ltd. The lease commenced on October 1, 2017 with R&D Labs (whose President is Bill Chaaban) and was subsequently assigned by R&D Labs to RN Holdings Ltd (a third-party) on May 8, 2019. The lease calls for monthly rental payments ranging from $2,608 to $3,390 through September 2027. Effective August 1, 2020, the Company ceased making payments and abandoned the leased space. Accordingly, the Company determined that there was no future economic value to the associated right-of-use asset and recognized a full impairment loss of $146,795 on August 1, 2020. As of April 14, 2022, the Company has not reached an agreement with RN Holdings Ltd to modify or to settle the remaining contractual liability, which therefore remains recorded as of December 31, 2021 under its original contractual terms.

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

Our common stock currently trades on the Pink Tier of OTC Market Group LLC’s Marketplace under the symbol “CENBF and is labeled as “Pink Current Information.” The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. The closing price of our common stock on the OTC Pink on April 8, 2022 was $0.0854.

The following table sets forth, for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period	High	Low
Fiscal Year 2021
First Quarter (January 1, 2021 – March 31, 2021)*	$-	$-
Second Quarter (April 1, 2021 – June 30, 2021)*	$2.05	$0.30
Third Quarter (July 1, 2021 – September 30, 2021)	$0.90	$0.22
Fourth Quarter (October 1, 2021 – December 31, 2021)	$0.49	$0.06

*The Company’s common stock began trading on the Pink Tier of OTC Market Group LLC’s Marketplace under the symbol “CENBF” on April 5, 2021.

CEN was incorporated in Canada on August 4, 2013 as a subsidiary of Creative, a public company incorporated in Nevada. Creative distributed all of the shares of CEN common stock on a pro rata basis to the Creative shareholders on February 29, 2016 at which time CEN became an independent public company.

On February 19, 2016, the SEC issued SEC Release No. 77178 (the “Release”), which temporarily suspended trading of the securities of the Company’s former parent company, Creative Edge Nutrition, Inc. (“FITX”) commencing at 9:30 a.m. EST on February 19, 2016, and terminating at 11:59 p.m. EST on March 3, 2016. The Release stated the SEC temporarily suspended trading of FITX securities because of “a lack of current and accurate information about” FITX and because “There are questions regarding the control” of FITX. The Spin-Off from FITX was completed on February 29, 2016. The Company was completely separated from FITX on February 29, 2016 and there has been no overlap in the officers/directors of FITX and the Company since 2014. Further, the Company was not in a position to cause FITX to take any action in connection with FITX’s trading suspension. We cannot predict what effect if any the FITX trading suspension will have on the trading market of the Company’s common stock, if one ever develops or on the Company as a whole.

On September 13, 2016, there was unauthorized trading of our common stock under the ticker symbol “CENBF” which took place without the Company’s prior knowledge or approval. At the time, as is still the case, the Company did not have a trading symbol assigned to it as its Form 211 Application with FINRA had not been approved.

Holders

As of April 14, 2022, there were approximately 375 stockholders of record of our common stock, according to the records of our transfer agent, and an unknown number of additional holders whose stock is held in ‘street name’. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Transfer Agent

The Company’ transfer agent is VStock Transfer, LLC, which has an address at 18 Lafayette Place, Woodmere, NY 11598 and a phone number at 212.828.8436.

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

A total of 35,183,911 restricted shares have been granted, 33,258,911 restricted shares have vested as of December 31, 2021, and no restricted stock awards have been forfeited under these plans. Restricted stock awards totaling 1,700,000 shares have not vested as of April 14, 2022.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2021 about our outstanding restricted stock agreements and shares of common stock reserved for future issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon expiration of time restriction	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,925,000	NA	4,816,089
Equity compensation plans not approved by security holders	-	NA	-
Total	1,925,000	NA	4,816,089

Recent Sales of Unregistered Securities

Since December 31, 2021 the Company has issued no new convertible notes.

The unregistered issuance of the convertible notes were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

Issuances of Common Stock:

During 2021, CEN entered into loan and associated extension agreements with various parties, and also settled accrued liabilities. In consideration for such loans, associated extensions and settlement of accrued liabilities, CEN granted several individuals a total aggregate amount of 270,726 unregistered shares of common stock of CEN during the year ended December 31, 2021.

During 2021, certain private investors elected to exercise their convertible notes payable totaling $5,173,785 in exchange for 3,488,883 common shares. As a result, the associated convertible notes have been extinguished and reclassified as additional paid in capital.

During 2021, certain related-party investors elected to exercise their convertible notes payable – related parties totaling $946,368 in exchange for 591,480 common shares. As a result, the associated convertible notes – related parties have been extinguished and reclassified as additional paid in capital.

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

On July 9,2021, the aggregate consideration for the acquisition of CCM was 4,000,000 restricted shares of CEN common stock, which were valued at $2,120,000 based upon the closing stock price on July 9, 2021.

On July 13, 2021, the Company entered into agreements with two individuals for the payment of security and legal consulting services under which the Company issued an aggregate of 500,000 shares of its common stock. These awards vested immediately. The expense related to the restricted stock awarded to non-employees for services rendered of $275,000 was recognized on the grant date.

On September 12, 2016, the Company executed an agreement dated August 31, 2016, to acquire assets, including a patent related to LED Lighting, from Tesla Digital, Inc., a Canadian Corporation, and Stevan (Steve) Pokrajac (the “Sellers”). In March 2018, the agreement was amended to reflect a fixed one million registered shares of CEN common stock. On October 7, 2021, the agreement was amended and finalized to increase the number of CEN common shares to be transferred to five million. Upon closing of the agreement, the CEN common stock was transferred to the Sellers.

The unregistered shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

Issuances of Convertible Notes:

During 2021, convertible notes totaling $570,830 were issued to investors to fund our working capital requirements. These notes bear interest at 5% per year and are convertible at the option of the holder into 1,136,863 common shares.

The unregistered issuance of the convertible notes were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data discussed below is derived from our audited consolidated financial statements for the fiscal years ended December 31, 2021 and 2020, which are found elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. The financial data discussed below is only a summary and investors should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Our historical financial statements have been prepared on a stand-alone basis in conformity with U.S. generally accepted accounting principles.

At present we are not able to estimate if or when we will be able to generate revenues sufficient to sustain operations. Our consolidated financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern.

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

The accompanying consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $45,964,183 at December 31, 2021 and had no committed source of debt or equity financing. The Company did not have any operating revenue until the acquisition of Clear Com Media, Inc. on July 9, 2021 and such amounts are not expected to be sufficient to sustain ongoing operations. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including certain unsecured notes and convertible notes payable. The Company will be dependent upon raising additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate sufficient net revenue.

Fiscal Year Ended December 31, 2021 Compared To Fiscal Year Ended December 31, 2020.

The following table reflects our operating results for the years ended December 31, 2021 and 2020:

Operating Summary	Year ended December 31, 2021	Year ended December 31, 2020	Change
Revenue	$626,867	$-	-%
Operating Expenses	(19,664,408)	(2,543,730)	673.1%
Loss from Operations	(19,037,541)	(2,543,730)	648.4%
Other Income, Net	97,529	16,793,375	(99.4)%
Net (Loss) Income Before Income Taxes	(18,940,012)	14,249,645	(232.9)%
Income tax benefit	36,356	-	-%
Net (Loss) Income	$(18,903,656)	$14,249,645	(232.7)%

Revenue

Effective July 9, 2021 with the acquisition of Clear Com Media, Inc., we commenced revenue generating operations. All revenue generating activity was from the Digital segment. Revenue of $626,867 was recognized during the fiscal year ended December 31, 2021. We recognized no revenue during the fiscal year ended December 31, 2020 as we had not commenced revenue generating operations.

The Company derived approximately 99% of its revenue from one customer, Post Media, during the fiscal year ended December 31, 2021. Nearly all of the accounts receivable as of December 31, 2021 are due from this customer. The loss of this customer could adversely affect short-term operating results. The customer is primarily receiving Web related services including; managed chat, search engine optimization, landing page design and social media marketing.

Operating Expenses

Growth Segment

During the fiscal year ended December 31, 2021, our operating expenses were $19,042,415 compared to $2,543,730 during the prior fiscal year. During the twelve months ended December 31, 2021, our operating expenses were comprised of salary and consulting fees of $1,360,718, stock-based compensation expense of $15,390,822, general and administrative expenses of $959,061, and losses from settlement of the lighting patent acquisition of $1,331,814. By comparison, during the twelve months ended December 31, 2020, our operating expenses were comprised of salary and consulting fees of $422,877, stock-based compensation expense of $746,300, general and administrative expenses of $1,038,466, and losses from lease abandonment, lease termination, and associated disposal of property and equipment of $336,087. Expenses incurred during the fiscal year ended December 31, 2021 compared to fiscal year ended December 31, 2020 increased primarily due to increases in consulting expenses surrounding corporate development, stock compensation provided to retain our executive team and board of directors, and additional consideration provided in final settlement of the lighting patent acquisition in 2021.

Digital Segment

During the fiscal year ended December 31, 2021, our operating expenses were $621,993 and consistent primarily of wages and subcontracting costs.

Other Income and Expense Items

During fiscal year ended December 31, 2021, our other income, net was $97,529 compared to a net other income of $16,793,375 during the prior fiscal year. During the twelve months ended December 31, 2021, our other income and expense items were comprised of interest expense of $846,749, interest income of $504, change in the fair value of our patent acquisition liability of $971,500, and foreign exchange loss of $27,726. By comparison, for the twelve months ended December 31, 2020, our other income and expense items were comprised of gain on derecognition of debt and accrued interest of $21,179,043, interest expense of $3,676,858 and interest income of $6,400, change in the fair value of our patent acquisition liability of $660,000, and foreign exchange loss of $55,210. The decrease during the year is due to the one-time prior year gain on derecognition of debt and accrued interest as offset by a favorable change to our patent acquisition liability and decrease in interest expense due to debt conversions and conversion waivers by our note holders during 2021.

Income Taxes

The Company has elected to file separate Canadian income tax returns for CEN (growth) and for CCM (digital).

Growth Segment

As of December 31, 2021, CEN has net operating loss carry forwards of approximately $31,400,000 that may be available to reduce future years’ taxable income. As December 31, 2021, CEN has a deferred tax asset of approximately $8,300,000 which has been completely offset by a valuation allowance. CEN believes that it is more likely than not that the carryforwards will expire unused as CEN has not been able to commence revenue generating activities to date.

Digital Segment

During fiscal year ended December 31, 2021, CCM recognized Canadian income tax benefit of $36,356.

Net (Loss) Income

Our net loss for the fiscal year ended December 31, 2021 was $18,903,656 compared to net income of $14,249,645 during the fiscal year ended December 31, 2020 due to the factors discussed above.

Other Comprehensive Loss

Our comprehensive loss arises from foreign currency translation adjustments related to CCM based upon published exchange rates. During the twelve months ended December 31, 2021 our other comprehensive loss was $33,921. We had no items of comprehensive income or loss during the twelve months ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021 and 2020, our liquid assets consisted of cash of $193,198 and $1,908, respectively.

As of December 31, 2021, our indebtedness includes accrued interest of $1,361,689, accrued interest to related parties of $1,873,455, as well as loans payable, loans payable to related parties, convertible notes and convertible notes to related parties totaling $5,313,254, exclusive of debt discounts of $85,299, with maturity dates as outlined below. The convertible notes are generally due 2 years from issuance with notes maturing through 2022. As of April 14, 2022 we are currently in default of $3,942,304 of unsecured debt. We expect our operating and administrative expenses to be at least $1,200,000 annually.

Description	Maturity Date	Amount at Original Issuance
Loan Payable	Q2 2016	$75,000
Loan Payable	Q2 2018	10,000
Loan Payable	Q1 2019	53,000
Loan Payable	Q2 2019	210,000
Loan Payable	Q3 2019	30,000
Loan Payable	Q4 2019	45,000
Loan Payable	Q1 2020	32,000
Loan Payable	Q3 2020	162,395
Loan Payable	Q2 2021	50,000
Loan Payable	On Demand	871,398
Loan Payable – Related Party	Q4 2018	838,519
Loan Payable – Related Party	Q4 2019	300,000
Loan Payable – Related Party	Q3 2020	1,388,122
Loan Payable – Share Interest	Q3 2021	50,000
Loan Payable – Share Interest	Q1 2022	100,000
Loan Payable – Share Interest – Related Party	Q1 2022	175,000
Convertible Notes	Q2 2018	4,000
Convertible Notes	Q4 2018	50,000
Convertible Notes	Q1 2019	137,072
Convertible Notes	Q2 2019	10,000
Convertible Notes	Q3 2019	40,000
Convertible Notes	Q4 2019	105,600
Convertible Notes	Q1 2020	122,800
Convertible Notes	Q4 2020	7,000
Convertible Notes	Q4 2021	100,000
Convertible Notes	Q2 2022	35,000
Convertible Notes	Q4 2022	110,000
Convertible Notes - Related Party	Q3 2020	121,796
Convertible Notes - Related Party	Q2 2022	48,000
CEBA Loan Payable	Q4 2025	31,552

Total		$5,313,254

We intend to fund our expenses through revenues generated through Clear Com Media, Inc. and from the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Fiscal Year Ended December 31, 2021 Compared To Fiscal Year Ended December 31, 2020.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the fiscal year ended December 31, 2021, we used $335,504 in operating activities compared to $340,749 during the fiscal year ended December 31, 2020. The decrease in the use of operating cash between the two periods was primarily related to increases in cash compensation based general and administrative expenses that were offset by the commencement of revenue generating activities with the acquisition of CCM on July 9, 2021.

Cash Flows from Investing Activities

Our source of cash flows from investing activities during the fiscal year ended December 31, 2021 totaled $9,937 compared to uses of cash from investing activities in the prior period of $130,100. During the twelve months ended December 31, 2021, our cash flows from investing activities were comprised of an addition of cash as part of the CCM acquisition in exchange for shares of CEN common stock of $259,470, advances to CEN Biotech Ukraine of $120,000, research and development of $106,320, and purchases of equipment of $23,213. By comparison, for the twelve months ended December 31, 2020, our use of cash flows for investing activities were comprised of advances to CEN Ukraine of $114,000, advances to Emergence Global of $17,901, and proceeds from the sale of equipment of $1,801.

On March 31, 2022, the Company determined that advances totaling $1,299,328 and note receivable of $44,859, as of such date, due to the Company from CEN Ukraine have been fully impaired as the current war in Ukraine continues to proceed. The Company has determined that it is unlikely that CEN Ukraine will have the ability to recover from the effects of the war in the foreseeable future.

Cash Flows from Financing Activities

Cash flow provided by financing activities during the fiscal year ended December 31, 2021 totaling $520,830 compared to the prior period of $469,000. During the fiscal year ended December 31, 2021, we received $570,830 through issuance of convertible promissory notes payable to investors to fund our working capital requirements. During 2021, we repaid $50,000 of our debts. During the fiscal year ended December 31, 2020, we received $499,000 through issuance of convertible promissory notes payable to investors to fund our working capital requirements. During 2020, we repaid $30,000 of our debts.

During the twelve months ended December 31, 2021, holders of convertible notes totaling $6,120,533 elected to convert their notes into 4,080,363 shares of common stock.

During the twelve months ended December 31, 2021, certain private investors elected to convert $78,893 of accrued interest owed on convertible notes into 94,357 shares of common stock.

CEN has no committed source of debt or equity financing. Our Executive team and Board are seeking additional financing from their business contacts, but no assurances can be given that such financing will be obtained or, if obtained, on what terms. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal period ended December 31, 2021 that states that our lack of committed resources causes substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

No pronouncements were adopted by the Company and no pronouncements affected the Company during 2021.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made, except as it relates to the estimates surrounding the valuation of net assets recognized in conjunction with the acquisition of CCM on July 9, 2021. ASC 805 allows for a measurement period, not to exceed 12 months from the date of acquisition, for filers to compile sufficient information to complete their estimate of the fair value of the net assets acquired. As of December 31, 2021, the Company is still in this measurement period. Any significant adjustments to our estimates of fair value of acquired net assets in future periods could have significant impacts on reported results from such periods. Note 1 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Seasonality

The Company does not currently expect its planned business to be seasonal in nature.

Ukraine Related Risk

The Company is in contract to acquire a 51% interest in Cen Ukraine LLC (“CEN Ukraine”) as described in detail elsewhere in this filing, which currently holds a license, granted by the federal government of Ukraine, for the cultivation and processing of cannabis sativa for industrial, supplement, pharmaceutical and other purposes in Ukraine. After closing this acquisition, the Company intends to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products. We also intend to grow and cultivate all of our hemp materials in the Ukraine through CEN Ukraine. There have been recent tensions between Ukraine and Russia, and in January of 2022, the U.S. President announced possible widescale sanctions against Russia in the event that Russia invades Ukraine. In February of 2022, Russia invaded Ukraine and the U.S. President announced widescale sanctions against Russia. Due to such sanctions, as well as the ongoing war in Ukraine, we could become unable to operate our planned business related to CEN Ukraine in the Ukraine as planned. Further, retaliatory acts by Russia in response to the sanctions could include cyber attacks, sanctions, or other actions that could disrupt the economy. Accordingly, our operating plans, business, financial condition and operating results may be adversely impacted by rising tensions, and the recent invasion in Ukraine.

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

Our consolidated financial statements as of December 31, 2021 and 2020 and for the years then ended start on page 74.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2021, our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to our management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of December 31, 2021, our internal controls over financial reporting were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control our financial reporting as of December 31, 2021, we determined that the following items constituted a material weakness:

●	We do not have an independent audit committee in place, which would provide oversight of our officers, operations and financial reporting function;

Revisions to Disclosure Controls and Procedures

During the year ended December 13, 2021, the Company has implemented a requirement to conduct a review with our legal and advisory CPA firm before making significant changes or engaging in new deals or actions. Other than the foregoing, there have been no revisions to disclosure controls or procedures during the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, the Company acquired the Clear Com Media, Inc. business. As of December 31, 2021, management is in the process of integrating this new business line into the Company's overall internal control environment. Further, management will perform a thorough review of processes and procedures to ensure appropriate controls are in place. Management anticipates completing these integration efforts by the end of the quarter ending March 31, 2022.

Other than the foregoing, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the last period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is a list of the names, ages and positions of our directors and executive officers.

Name	Age	Position(s)
Bahige (Bill) Chaaban	50	Chief Executive Officer, President, Chairman of the Board of Directors
Richard Boswell	55	Senior Executive Vice President and Director
Joseph (Joe) Byrne	68	Director
Brian Payne	52	Vice President and Director
Harold Aubrey de Lavenu	55	Vice President and Director
Ameen Ferris	52	Vice President and Director
Donald Strilchuck	61	Director
Alex Tarrabain	58	Chief Financial Officer and Director
Dr. Usamakh Saadikh	56	Director
Rick Purdy	45	Senior Vice President of Deals and Acquisitions and Director
Jeffrey Thomas	46	Director
Lawrence Lehoux	49	Chief Technology Officer and Director

Biographies of Directors and Executive Officers

Bahige (Bill) Chaaban was appointed as our Chief Executive Officer effective April 19, 2021. Mr. Chaaban is our President, Chairman of the Board since July 2017. He served as our Interim CEO since November 13, 2019 until April 19, 2021. On December 6, 2021, the Board approved the change in position of Bill Chaaban from a co-President of the Company to the sole President of the Company. Previously, Mr. Chaaban served as the Chief Executive Officer of CEN Biotech from the company’s inception in August 2013 until July 2017. Mr. Chaaban founded and served as President of CGIA, Inc., Supplement Group, Inc., F1 Fulfillment, Inc., and Fitness One, Inc. from October 1998 until April, 2016. Mr. Chaaban has over 30 years of experience in the nutrition industry, including, retail, online and wholesale sales, and design and manufacturing of dietary supplements. Mr. Chaaban served as the Chief Executive Officer of Creative Edge Nutrition, Inc. from April 2012 until December 2014. Mr. Chaaban was the founder of Edge Nutrition, which operated retail nutrition stores in the USA and Canada. Mr. Chaaban is a licensed attorney in the USA and Canada. He holds a Bachelor of Commerce degree from the University of Alberta; a Bachelor of Law degree from the University of Windsor; a Juris Doctor from the University of Detroit Mercy; a Master of Laws degree from Wayne State University; and an Honorary Doctorate from the International Personnel Academy. Mr. Chaaban is qualified to serve as President and to continue serving as Chairman of the Board as he founded the company and has helped to create a global footprint for the Company and its subsidiaries. Mr. Chaaban founded and served as President of CGIA, Inc., Supplement Group, Inc., F1 Fulfillment, Inc., and Fitness One, Inc. Mr. Chaaban determined that he could not devote the time necessary to CEN and these businesses. After careful deliberation, these businesses were closed in April, 2016 and bankruptcies were filed for each in April, 2016.

Joseph Byrne, was appointed to serve as a member of the Company’s board of directors effective April 19, 2021. On December 6, 2021, Joseph Byrne resigned from his position as a President of the Company, effective on that date. Mr. Byrne served as a President of the Company from April 19, 2021 to December 6, 2021. He also previously served as the Chief Executive Officer and member of the Board of the Company from July 2017 until November 13, 2019. Since 1997, Mr. Byrne has been the owner Hickey Byrne Law Firm where he oversees the practice. Mr. Byrne was elected to municipal council in 1974 and served on council for 11 years. As a municipal councilor and later as Deputy-Reeve and County Councillor, he served on and chaired all major municipal and county committees including, but not limited to Finance, Roads, and Government Restructure. Mr. Byrne is a long-standing member and Past Chair of the Board of Directors for the Windsor Essex Economic Development Commission until 2015. Joseph Byrne has also written and published five books, including two hockey stories, The Magic of Hockey (White Snow Blackout) and award winning The Jim Mahon Story, and three books in the Farm Culture series, Senses of Autumn, Of Great Character and Wheatfields. Mr. Byrne is a successful, resourceful, results-driven lawyer, lifelong farmer and author. His diverse career and experience in the political and private business sector is complemented by significant farming and community involvement. Joseph is a highly effective communicator and leader, adept at articulating a compelling vision of strategic focus. Mr. Byrne holds a BA and MA in Geography from the University of Windsor and Bachelor of Laws from the University of Windsor. Mr. Byrne’s extensive experience in the business world combined with his knowledge of the law and farming offer a unique and robust perspective to the Company.

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

Harold Aubrey De Lavenu is a member of our Board since July 2017. Mr. Aubrey De Lavenu was appointed as a Vic President of the Company effective as of April 2, 2021. Mr. Aubrey De Lavenu is a successful businessman with military background, currently based in the South of Portugal.  Mr. De Lavenu has been the director of his company, Hammers ‘n’ Blades, since September 2002. After joining the British Royal Navy in 1983, pursuing a vocation as a Mine Clearance Diver (Navy Seal), Mr. De Lavenu was trained to work as an Explosive Ordinance Disposal Specialist. Mr. Aubrey De Lavenu insights from his vast international experiences will offer excellent cultural perspective to strategic activities of the Board.

Ameen Ferris is a member of our Board since July 2017. Mr. Ferris was appointed as a Vic President of the Company effective as of April 2, 2021. Mr. Ferris is a successful entrepreneur who has founded numerous retail/wholesale companies, and brands. In 1991, Mr. Ferris founded the retail chain, Healthy’s Nutrition (“Healthy’s”), a specialty retail company focusing on quality health supplements. Mr. Ferris built a multi-million dollar company with limited resources, and established a thriving Canadian retail chain with warehousing, a full line of private label supplements including, sports nutrition, ailment specific herbal supplements and vitamins. He also co-branded the Healthy’s concept in department stores such as The Hudson Bay Company, Eatons and in select grocery chains. Healthy’s was acquired in 2006 by the publicly traded corporation, Planet Organic. In 2005, Mr. Ferris also established the Low Carb Store, one of Canada’s premier specialty food locations. Mr. Ferris founded Natural Choice Distribution, developing and distributing leading natural supplements, diet products, sports nutrition and therapeutic herbal health supplements. Specializing in brand development, Mr. Ferris entered into an exclusive contract through his own company, Brandrouse, in 2008 through May 2017 by the biotechnology company LivCorp Inc. (a division of Delivra Inc.) with the task of developing their OTC topical product on a start-up budget. From a white label, he established the market orientation and strategy for the brand LivRelief™. His contributions included, strategy, segmentation, targeting and positioning of the brand, involvement and guidance with product development, refinements and extensions, package design of all LivRelief consumer products in Canada, development of LivRelief’s image as a customer-centric brand, marketing and advertising of LivRelief products In May 2017, Mr. Ferris founded the brand consulting firm Brand Rouse. Mr. Ameen complements the board with his strong marketing background.

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

Rick Purdy, is a member of our Board of Directors since April 19, 2021. Mr. Purdy was appointed as Senior Vice President of Deals and Acquisitions on December 6, 2021. Mr. Purdy is President of Herc Holdings, Inc., and has served in such capacity since January 1, 2006. Rick is also involved with real estate development, oil and gas environmental technologies and nutraceutical natural health products. He founded Canada’s largest and first commercial scale indoor aquaponic vertical farm over 12 years ago outside of Edmonton, Alberta. We believe that Rick’s extensive experience in agriculture and market development will bring a great amount of know-how and ability to the Board. Mr. Purdy also served as a member of the board of directors for Mineworx Technologies, Inc. from June 4, 2015 to April 14, 2020. Mr. Purdy also served as a member of the board of directors for Health Logic Interactive Inc. from July 9, 2020 to April 14, 2020.

Jeffrey Thomas, is a member of our Board of Directors since April 19, 2021. Mr. Thomas is Director of Product Development for Emergence Global and has been the president of NuBreed Nutrition Inc. since February 2, 2015 Mr. Thomas has over 20 years’ experience in product development, manufacturing and export regulations in the food and nutrition industries. We believe that his expertise in development will provide the Company with extensive knowledge on import and export requirements and doing business in foreign markets.

Lawrence Lehoux, was appointed as the Company’s Chief Technology Officer and a member of the Board of Directors on July 9, 2021. Lawrence Lehoux, age 49, has served as the Chief Executive Officer of CMM since April 2017 and continues to serve in such capacity to date. CCM is a digital media company where Mr. Lehoux leads the organization on a variety of internal initiatives including digital series, online marketing, web and product development. Mr. Lehoux founded CCM in early 2017 with a mission to craft unique service offerings around the development and deployment of a variety of digital solutions. Mr. Lehoux leads CCM’s work with international brands and business partners seeking to provide white label solutions and unique digital services. Mr. Lehoux was the Chief Executive Officer of Wireless H.Q. from July 2015 to May 2017, which is a wireless distribution business having eighty-two retail locations in Michigan and Ohio, where Mr. Lehoux arranged all financing and negotiated the purchase of the business while implementing a reorganization of all senior management and staff across all locations and developed a new point of sale system while integrating unique online marketing and sales incentives. From January 2012 to August 2017, Mr. Lehoux served as the founder and Chief Executive Officer of Blurt Marketing, which developed custom software for the telecom industry through contract developers and engineers. Mr. Lehoux was responsible for all executive level duties as well as product planning and business development at Blurt Marketing. Mr. Lehoux received a degree in business from the University of Windsor in 1994. Mr. Lehoux filed a personal bankruptcy in the Superior Court of Justice in Ontario, Canada on August 2, 2017, and the bankruptcy was discharged on August 29, 2018.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2021 and written representations that no other reports were required, the Company believes that certain person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Board of Directors

We currently have twelve directors, two of whom are independent directors. Directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our current directors’ term of office expires when they are replaced or they resign. All officers are appointed annually by the board of directors and serve at the discretion of the board. If at any point we have an even number of directors, the Chairman does not have a casting vote and accordingly tie votes on issues may not be able to be resolved.

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

Meetings of the Board of Directors

The Board held 5 formal meetings during 2021.  Due to COVID-19 restrictions, meetings were held virtually and required signatures were collected electronically. Each director attended at least 75% of all meetings of the Board during 2021.

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

Brian Payne, the Company’s current vice president and a member of its board of directors, as previously a Vice President of Thomas Canning Limited, which filed for bankruptcy protection in June 2017 after Mr. Payne left his position as Vice President of same in April 2017.

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

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers, and our two highest compensated individuals not serving as executive officers, for the two fiscal years ended December 31, 2021 and 2020, which includes cash compensation, stock options awarded in lieu of cash compensation, and all other compensation:

2021 SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year Ended December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Bill Chaaban	2021	$31,200	-	$4,286,435	-	-	-	-	$4,317,635
President and Interim Chief Executive Officer	2020	$31,200	-	$255,750	-	-	-	-	$286,950

Richard Boswell	2021	$31,200	-	$3,016,237	-	-	-	-	$3,047,437
Senior Executive Vice President and Chief Financial Officer	2020	$31,200	-	$68,200	-	-	-	-	$99,400

Alex Tarrabain	2021	$31,200	-	$1,202,000	-	-	-	-	$1,233,200
Vice President and Chief Financial Officer	2020	$31,200	-	$303,000	-	-	-	-	$334,200

Brian Payne	2021	$31,200	-	$1,980,300	-	-	-	-	$2,011,500
Vice President	2020	$31,200	-	$85,250	-	-	-	-	$116,450

Ameen Ferris	2021	$23,400	-	$1,380,000	-	-	-	-	$1,403,400
Vice President (effective April 2, 2021)	2020	$-	-	$-	-	-	-	-	$-

Harold Aubrey De Lavenu	2021	$23,400	-	$1,436,925	-	-	-	-	$1,460,325
Vice President (effective April 2, 2021)	2020	$-	-	$-	-	-	-	-	$-

Lawrence Lehoux	2021	$109,467	-	$-	-	-	-	-	$109,467
Chief Technology Officer (effective July 9, 2021)	2020	$-	-	$-	-	-	-	-	$-

Rick Purdy	2021	$2,204	-	$238,000	-	-	-	-	$240,204
Senior Vice President of Deals and Acquisitions (effective December 6, 2021)	2020	$-	-	$-	-	-	-	-	$-

Outstanding Equity Awards to Executive Officers at Fiscal Year-End 2021

The following table sets forth information regarding outstanding restricted stock awards to our named executive officers as of December 31, 2021:

	Restricted stock awards
Name	Equity incentive plan awards: Number of non-vested restricted shares outstanding (#)	Equity incentive plan awards: market or payout of unearned shares, units or other rights that have not vested ($)	Award expiration date
Alex Tarrabain (1)	125,000	$126,250	August 2022
Rick Purdy (2)	1,800,000	$612,000	December 2024

(1)

On May 16, 2019, Mr. Tarrabain, an executive officer was granted a one-time equity award of restricted shares of the Company’s common stock pursuant to a Restricted Stock Agreement, provided that the officer continue to be employed by the Company, and will fully vest in the event of a Change in Control, as further described on the Current Report on Form 8-K, filed on May 16, 2019.

(2)

On December 6, 2021, Mr. Purdy, an executive officer was granted a one-time equity award of restricted shares of the Company’s common stock pursuant to a Restricted Stock Agreement, provided that the officer continue to be employed by the Company, and will fully vest in the event of a Change in Control, as further described on the Current Report on Form 8-K, filed on December 8, 2021.

Compensation of Directors

The following table sets forth information regarding each element of compensation that we paid or awarded to our non-executive directors for the fiscal year ended December 31, 2021:

Name	Year	Cash Comp.	Equity Awards ($)	All other compensation ($)	Total
Donald Strilchuck	2021	-	$470,925	-	$470,925
Dr. Usamakh Saadikh	2021	-	$1,380,000	-	$1,380,000

Employment Agreements

On November 30, 2017, the Company entered into an executive employment agreement (“Employment Agreement”) with certain executives (an “Executive”) of the Company, previously appointed by the Board. Under each Employment Agreement, the Executive with receive a base compensation and restricted stock of the Company, to vest at the earlier of (i) over a three-year period, provided that the Executive continues to be employed by the Company, or (ii) in the event of a change of control in the Company. In the event of termination, the Executive will receive any unpaid salary and reimbursement of expenses. In the event of a Change in Control (as defined in the Employment Agreement) or a strategic transaction, the Board may, but is not obligated to, provide the Executive with additional compensation, including additional stock options or restricted stock, for services outside of the Executive’s general scope of duties and responsibilities. Each Employment Agreement has an indefinite term. Under the respective Employment Agreement:

☐

Bahige (Bill) Chaaban, President of the Company, Mr. Chaaban will receive compensation in the form of a base annual salary of $31,200 and a grant of 8,750,000 of restricted stock of the Company, of which 7,400,000 vested immediately and the remaining vested ratably each month over the next 36 months until November 2020. Mr. Chaaban is currently our Chief Executive Officer, President and Chairman of the Board.

☐

Joseph Byrne, former Chief Executive Officer of the Company, Mr. Byrne will receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 of restricted stock of the Company, of which 325,000 vested immediately and the remaining vesting ratably each month over the next 36 months until November 2020. No additional grants of restricted stock were made in 2020 or 2019. Effective November 13, 2019, Mr. Byrne resigned and left the Company, at which point additional vesting and salary accruals ceased. As of April 2, 2020, the accrued salaries owed to Mr. Byrne, which amounted to $58,500, were settled by allowing Mr. Byrne to vest in the remaining 337,500 restricted shares that had not vested. Mr. Byrne was appointed to serve as a member of the Company’s board of directors effective April 19, 2021. On December 6, 2021, Joseph Byrne resigned from his position as a President of the Company, effective on that date. Mr. Byrne served as a President of the Company from April 19, 2021 to December 6, 2021. He also previously served as the Chief Executive Officer and member of the Board of the Company from July 2017 until November 13, 2019.

☐

Richard Boswell, Senior Executive Vice President of the Company, Mr. Boswell will receive compensation in the form of a base annual salary of $31,200 and a grant of 4,500,000 of restricted stock of the Company, of which 4,140,000 vested immediately and the remaining vested ratably each month over the next 36 months until November 2020.

☐

Brian Payne, Vice President of the Company, Mr. Payne will receive compensation in the form of a base annual salary of $31,200 and a grant of 750,000 of restricted stock of the Company, of which 300,000 vested immediately and the remaining vested ratably each month over the next 36 months until November 2020.

☐

On May 16, 2019, an employment agreement, under similar terms, was entered into with Mr. Tarrabain. Under the Employment Agreement with Alex Tarrabain, Chief Financial Officer and as one of the Vice Presidents of the Company, Mr. Tarrabain will receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 shares of restricted stock of the Company, of which 350,000 vested immediately and the remaining vesting ratably each month over the next 36 months until May 2022.

☐

On July 9, 2021, an employment agreement, under similar terms, was entered into with Mr. Lawrence Lehoux, Chief Technology Officer. Under the Employment Agreement, Mr. Lehoux will receive compensation in the form of a base annual salary of $31,200.

☐

On December 6, 2021, an employment agreement, under similar terms, was entered into with Mr. Rick Purdy, Senior Vice President of Deals and Acquisitions. Under the Employment Agreement, Mr. Purdy will receive compensation in the form of a base annual salary of $31,200 and a grant of 2,500,000 shares of restricted stock of the Company, of which 700,000 vested immediately and the remaining vesting ratably each month over the next 36 months until December 2024. The expense related to the restricted stock awarded to employees for services previously rendered of $238,000 was recognized on the grant date. Remaining expenses of $612,000 will be recognized ratably monthly as the restricted stock award vests.

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

Consulting Agreements

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

The following table sets forth information regarding the ownership of our common stock as of April 14, 2022 for:

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

Name	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock(1)

Directors and Executive Officers
Bahige (Bill) Chaaban(2)	11,002,432	19.51%
Richard Boswell	6,000,000	10.64%
Brian Payne	2,209,285	3.92%
Harold Aubrey de Lavenu(3)	1,623,551	2.88%
Ameen Ferris	1,020,000	1.81%
Donald Strilchuck	1,361,250	2.41%
Alex Tarrabain(4)	2,802,942	4.97%
Dr. Usamakh Saadikh	1,020,000	1.81%
Joseph (Joe) Byrne(5)	1,634,123	2.90%
Rick Purdy	2,809,470	4.98%
Jeffrey Thomas	42,857	*
Lawrence Lehoux	3,030,000	5.37%
All executive officers and directors as a group (12 persons)	34,555,910	61.28%

5% Stockholders
Tesla Digital Global Group, Inc.		8.86%

(1) Based on 56,407,410 shares of common stock issued and outstanding as of April 14, 2022.

(2) Please note that Bahige (Bill) Chaaban’s shares represented above include 11,000,000 shares held in his name as noted on the shareholder list and 2,432 shares held in a brokerage account.

(3) Please note that Harold Aubrey de Lavenu shares represented above include 1,610,230 shares held by him in his name as noted on the shareholder list and 13,321 shares held in a brokerage account.

(4) Please note that Alex Tarrabain’s shares represented above include 2,772,571 shares held by him in his name as noted on the shareholder list and 21,371 shares held in a brokerage account.

(5) Please note that Joseph Byrne’s shares represented above include 1,361,142 shares held by him in his name as noted on the shareholder list and 192,000 shares held by his wife, Claire Byrne, over which they both have dispositive and voting control, and also includes 76,123 shares of the Company’s common stock issuable upon conversion of a promissory notes that are issued and outstanding but has not been converted at this time. Joseph Byrne, was appointed to serve as a member of the Company’s board of directors effective April 19, 2021. On December 6, 2021, Joseph Byrne resigned from his position as a President of the Company, effective on that date. Mr. Byrne served as a President of the Company from April 19, 2021 to December 6, 2021. He also previously served as the Chief Executive Officer and member of the Board of the Company from July 2017 until November 13, 2019.

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

Transactions with Related Persons

Loan Agreements

Mr. Chaaban has made several loans to the Company. In March 2018, Mr. Chaaban fully assigned and transferred all rights, title, and interests in his loans and related accrued interest due from CEN to his spouse:

●	In December 2014, a loan of $113,348 which bears interest at 10% per annum and is unsecured. This note was extended until December 31, 2018 and is currently in Default.

●	In 2015, several notes aggregating $110,512 which bears interest at 10% per annum. These notes were due December 31, 2018 and are currently in default.

●

In 2016, Bill Chaaban made four additional loans with an aggregate principal balance of approximately $13,159 which bears interest of 10% per annum. These notes were due December 31, 2018 and are currently in default.

●

Two convertible notes totaling $1,388,122 which bear interest at 12% per annum. These notes were due December 31, 2018 and have conversion options totaling 867,576 common shares and are currently in default.

On July 12, 2017, the Company elected Harold Aubrey de Lavenu, Alex Tarrabain, and Joe Byrne to serve as Directors on the Board. Joseph Byrne, was appointed to serve as a member of the Company’s board of directors effective April 19, 2021. On December 6, 2021, Joseph Byrne resigned from his position as a President of the Company, effective on that date. Mr. Byrne served as a President of the Company from April 19, 2021 to December 6, 2021. He also previously served as the Chief Executive Officer and member of the Board of the Company from July 2017 until November 13, 2019. These individuals held long term convertible notes payable issued prior to their election of $878,368, $48,000, and $224,191, respectively. The notes payable to Harold and Alex bore interest at 5% and were convertible into 578,980 common shares. During 2021, Harold and Alex converted these notes to common shares. During 2021, one of the notes for $102,395 held by Mr. Byrne was transferred to third-party. The remaining $121,796 note payable to Joe as of December 31, 2021 bears interest at 12% per annum and is currently in default. This notes is convertible to 76,123 common shares.

In January 2018, Joe Byrne and his spouse, along with Alex Tarrabain, made short-term loans totaling $150,000 and $75,000, respectively, to the Company. During 2021, $50,000 owed to Joe was repaid by CEN. The short-term notes bear interest in the form of common shares at a rate of 1,000 common shares per $25,000 per month and mature monthly.

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

During June 2019, Darren Ferris, brother of Ameen Ferris, a Director of CEN, made a loan of $20,000 to the Company which bore interest at 5% per annum. This note was convertible to 12,500 common shares with a maturity date of June 19, 2021. During 2021, this note was converted to common shares.

During 2021, the parents of Jeffery Thomas, a Director of CEN, made loans to the Company with an aggregate principal balance of $48,000 which bear interest at 5% per annum. These notes are convertible into 94,488 common shares with a maturity date of May 24, 2022.

Leases

The Company also leased office space in Windsor, Ontario from RN Holdings LTD. The lease commenced on October 1, 2017 with R&D Labs (whose President is Bill Chaaban) and was subsequently assigned by R&D Labs to RN Holdings Ltd (a third-party) on May 8, 2019 when RN Holdings LTD purchased the building. The lease calls for monthly rental payments ranging from $2,608 to $3,390 through September 2027. Effective August 1, 2020, the Company ceased making payments and abandoned the leased space. Accordingly, the Company determined that there was no future economic value to the associated right-of-use asset and recognized a full impairment loss of $146,795 on August 1, 2020. As of April 14, 2022, the Company has not reached an agreement with RN holdings Ltd to modify or to settle the remaining contractual liability, which therefore remains recorded as of December 31, 2021 under its original contractual terms.

Controlling Interest in Cen Biotech Ukraine.

On December 14, 2017, the Company entered into a Controlling Interest Purchase Agreement (the “Agreement”) with Bahige (Bill) Chaaban, our Interim Chief Executive Officer and member of our Board of Directors, and Usamakh Saadikh, a member of our Board of Directors.

Under the terms of the Agreement, the Company will acquire (the “Acquisition”) 51% of the outstanding equity interests in Cen Biotech Ukraine LLC (“Cen Ukraine”), a corporation that is organized and has its principal offices in Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of April 14, 2022 as the Company needs to raise additional funds in order to proceed with the closing. The Acquisition was unanimously approved by the independent members of the Board of Directors of the Company. Consummation of the Acquisition is subject to the conditions specified in the Agreement, including the receipt by the Company of the audited financial statements of Cen Ukraine, prepared in accordance with U.S. GAAP.

Advances to Cen Biotech Ukraine

There are advances of $1,299,328 and $1,179,328 to CEN Ukraine as of December 31, 2021 and 2020, respectively, which were made for the purpose of funding the operations of CEN Ukraine. To date the advances total $1,299,328. These loans are unsecured, non-interest bearing, and are due on demand. CEN Ukraine has used the advances as follows:

☐	Approximately $420,000 to operate its office in Kiev;
☐	Approximately $445,328 to employ several workers;
☐	Approximately $350,000 for performing multiple test crops;
☐	Approximately $75,000 for oil processing activities; and
☐	Approximately $9,000 for payment of rent.

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

On March 31, 2022, the Company determined that advances totaling $1,299,328 and note receivable of $44,859, as of such date, due to the Company from CEN Ukraine have been fully impaired as the current war in Ukraine continues to proceed. The Company has determined that it is unlikely that CEN Ukraine will have the ability to recover from the effects of the war in the foreseeable future.

Other

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments through 2026. As of December 31, 2021, no payments have been received on this note receivable.

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

Loan to Emergence Global

A loan totaling $17,901 was made to Emergence Global as of December 31, 2020. The loan was made for the business purpose of assisting Emergence with operating expenses. Emergence Global’s Chief Executive Officer is Joseph Byrne, a 5% shareholder, former CEO, former President and current member of the board of CEN. Mr. Byrne, was appointed to serve as a member of the Company’s board of directors effective April 19, 2021. On December 6, 2021, Joseph Byrne resigned from his position as a President of the Company, effective on that date. Mr. Byrne served as a President of the Company from April 19, 2021 to December 6, 2021. He also previously served as the Chief Executive Officer and member of the Board of the Company from July 2017 until November 13, 2019.This note was repaid on May 6, 2021.

Payroll

During the year ended December 31, 2021, the Company incurred payroll expenses with Lawrence Lehoux, the Chief Technology Officer, $94,553, which is included within general and administrative expenses.

Consulting

During the years ended December 31, 2021 and 2020, the Company incurred consulting fees with certain board members and officers totaling $188,718 and $124,800, respectively. As of December 31, 2021, and 2020, $518,918 and $330,200, respectively, was payable to these related parties for consulting charges and is included within accrued expenses.

Other Payables

As of December 31, 2021 and 2020, the Company owed $8,347 to Joe Byrne, a Director, for advances made to the Company, which is included within accounts payable – related parties.

During 2021, the Company utilized an entity owned by Alex Tarrabain, the Chief Financial Officer, for accounting advisory services totaling $13,320. As of December 31, 2021, the Company owed $13,320 to this entity and also owed Mr. Tarrabain $30,795 for reimbursable expenses, which are included within accounts payable – related parties.

As of December 31, 2021, the Company owed Lawrence Lehoux, the Chief Technology Officer, $48,960 for reimbursable expenses, which is included within accounts payable – related parties.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). See “Directors, Executive Officers and Corporate Governance”—“Director Independence”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2021 and 2020.

ACCOUNTING FEES AND SERVICES	2021	2020

Audit fees	$143,000	$85,500
Audit-related fees	5,500	-
Tax fees	-	-
All other fees	-	-

Total	$148,500	$85,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. The Company paid Mazars USA LLP audit fees amounting to $148,500 and $85,500 in 2021 and 2020, respectively.

The category of “Audit-related fees” includes fees related to the Registration Statement.

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

3.2	By-Laws of Cen Biotech, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (Commission file number 000-55557) on Form 10 filed with the SEC January 4, 2016.)

4.1	Description of Capital Stock of Cen Biotech, Inc.*

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

10.18	Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. (Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2019).

10.19	Amendment dated March 29, 2018 to Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. (Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2019).

10.20	Amending Agreement dated October 4, 2018 to Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, which was amended on March 29, 2018 by and between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC October 9, 2018).

10.21	Amendment dated April 3, 2019, to Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC April 8, 2019).

10.22	Share Repurchase Agreement, executed as of November 27, 2018, by and between James L. Robinson and CEN Biotech Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC November 30, 2018).

10.23	Agreement for use of patent between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc., dated April 15, 2019. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2019).

10.24	Executive Employment Agreement dated May 16, 2019, between CEN Biotech, Inc. and Alex Tarrabain. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC May 16, 2019).

10.25	Restricted Stock Agreement dated May 16, 2019, between CEN Biotech, Inc. and Alex Tarrabain. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC May 16, 2019).

10.26	Departure of Joseph Byrne from CEN Biotech, dated November 13, 2019, (Incorporated by reference to Exhibit 17.1 to the Company’s Current Report on Form 8-K filed with the SEC November 18, 2019).

10.27	Amendment dated March 16, 2020, to Share Purchase Agreement dated August 31, 2016, and executed September 12, 2016, between CEN Biotech, Inc. and Stevan Pokrajac and Tesla Digital Inc. and Tesla Digital Global Group Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC March 17, 2020).

10.28	Termination and Release Agreement dated May 19, 2020. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC May 20, 2020).

10.29	CEN Biotech, Inc. 2021 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC April 7, 2021).

10.30	Form of Restricted Stock Agreement for U.S. persons under 2021 CEN Biotech, Inc. Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC April 7, 2021).

10.31	Form of Restricted Stock Agreement for Canadian persons under 2021 CEN Biotech, Inc. Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC April 7, 2021).

10.32	Restricted Stock Agreement between CEN Biotech, Inc. and Richard Boswell. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC April 7, 2021).

10.33	Restricted Stock Agreement between CEN Biotech, Inc. and Bahige Chaaban. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC April 7, 2021).

10.34	Restricted Stock Agreement between CEN Biotech, Inc. and Ameen Ferris. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC April 7, 2021).

10.35	Restricted Stock Agreement between CEN Biotech, Inc. and Harold D. Lavenu. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC April 7, 2021).

10.36	Restricted Stock Agreement between CEN Biotech, Inc. and Brian Payne. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC April 7, 2021).

10.37	Restricted Stock Agreement between CEN Biotech, Inc. and Usamakh Saadikh. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC April 7, 2021).

10.38	Restricted Stock Agreement between CEN Biotech, Inc. and Donald Strilchuck. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC April 7, 2021).

10.39	Restricted Stock Agreement between CEN Biotech, Inc. and Alex Tarrabain. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC April 7, 2021).

10.40	Executive Employment Agreement between CEN Biotech, Inc. and Ameen Ferris. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC April 7, 2021).

10.41	Executive Employment Agreement between CEN Biotech, Inc. and Harold Aubrey De Lavenu. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC April 7, 2021).

10.42	Business Coaching Contract between CEN Biotech, Inc. and CONFIEN SAS dated April 2, 2021. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC April 8, 2021).

10.43	Restricted Stock Agreement between CEN Biotech, Inc. and CONFIEN SAS dated April 2, 2021. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC April 8, 2021).

10.44	Share Exchange between CEN Biotech, Inc. and Clear Com Media Inc., an Ontario, Canada corporation (“CCM”), the shareholders of CCM and Lawrence Lehoux as the Representative of the shareholders of CCM dated April 20, 2021. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC April 20, 2021).

10.45	Restricted Stock Agreement between CEN Biotech, Inc. and Alex Tarrabain. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC June 25, 2021).

10.46	Employment Agreement with Lawrence Lehoux dated July 9, 2021. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC July 13, 2021).

10.47	Restricted Stock Agreement between CEN Biotech, Inc. and Patrick Carl Keane. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC July 16, 2021).

10.48	Restricted Stock Agreement between CEN Biotech, Inc. and Daniel William Scott. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC July 16, 2021).

10.49	Asset Purchase and Sale Agreement, dated as of October 7, 2021. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC October 13 2021).

10.50	Patent Assignment, dated October 7, 2021. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC October 13 2021).

10.51	Bill of Sale, dated October 7, 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC October 13 2021).

10.52	Executive Employment Agreement between CEN Biotech, Inc. and Rick Purdy, dated December 6, 2021. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC December 8, 2021).

10.53	Restricted Stock Agreement between CEN Biotech, Inc. and Rick Purdy, dated December 6, 2021. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC December 8, 2021).

21.1	Subsidiaries of Cen Biotech, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Audited Financial Statements of Clear Com Media Inc. for the years ended December 31, 2020 and 2019 and Unaudited Interim Financial Statements of Clear Com Media Inc. for the quarter ended March 31, 2021. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC July 13, 2021).

99.2

Unaudited Pro forma financial statements of the Company and Clear Com Media Inc. as of December 31, 2020 and March 31, 2021. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K/A filed with the SEC September 17, 2021).

101.INS	Inline XBRL Instance
101.SC	Inline XBRL Taxonomy Extension Schema
101.CA	Inline XBRL Taxonomy Extension Calculation
101.DE	Inline XBRL Taxonomy Extension Definition
101.LA	Inline XBRL Taxonomy Extension Labels
101.PR	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

___________________

*Filed herewith.

b.     Financial Statement Schedules

None

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2022	By:	/s/ Bahige Chaaban
Name: Bahige Chaaban
Title: Chief Executive Officer (principal executive officer)

Dated: April 14, 2022	/s/ Alex Tarrabain
Name: Alex Tarrabain
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2022	/s/ Bahige (Bill) Chaaban
Name: Bahige (Bill) Chaaban
Title: Director

Dated: April 14, 2022	/s/ Richard Boswell
Name: Richard Boswell
Title: Director

Dated: April 14, 2022	/s/ Brian Payne
Name: Brian Payne
Title: Director

Dated: April 14, 2022	/s/ Harold Aubrey de Lavenu
Name Harold Aubrey de Lavenu
Title: Director

Dated: April 14, 2022	/s/ Ameen Ferris
Name: Ameen Ferris
Title: Director

Dated: April 14, 2022	/s/ Donald Strilchuck
Name: Donald Strilchuck
Title: Director

Dated: April 14, 2022	/s/ Alex Tarrabain
Name: Alex Tarrabain
Title: Director

Dated: April 14, 2022	/s/ Dr. Usamakh Saadikh
Name: Dr. Usamakh Saadikh
Title: Director

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CEN Biotech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CEN Biotech, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and other comprehensive (loss) income, shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company also had an accumulated deficit of $45,964,183 at December 31, 2021. The Company is dependent on obtaining necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue their operations. The COVID-19 pandemic has hindered the Company’s ability to raise capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

April 14, 2022

CEN BIOTECH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2021 and 2020

	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$193,198	$1,908
Accounts receivable	193,094	-
Prepaid expenses and other assets	50,530	-
Income taxes refundable	35,399	-
Loan receivable from Emergence Global Enterprises Inc. - related party	-	17,901

Total current assets	472,221	19,809

Other assets
Operating lease right-of-use assets	138,103	-
Other receivable	-	113,999
Note receivable - CEN Biotech Ukraine LLC - related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC - related party	1,299,328	1,179,328
Property and equipment, net	97,403	-
Deferred income taxes	2,720	-
Intangible assets, net	5,072,031	4,956,147
Goodwill	1,314,134	-

Total assets	$8,440,799	$6,314,142

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$440,332	$190,716
Accounts payable – related parties	101,422	8,347
Loans payable	1,688,793	527,379
Loans payable – related parties	2,701,641	1,363,354
Convertible notes payable, net of unamortized discount	643,330	6,652,448
Convertible notes payable, net of unamortized discount - related parties	162,639	2,558,681
Accrued interest	1,361,689	1,125,034
Accrued interest – related parties	1,873,455	1,615,880
Operating lease liabilities	103,908	22,895
Governmental assistance payable	145,333	-
Accrued expenses	638,073	641,023

Total current liabilities	9,860,615	14,705,757

Operating lease liabilities, less current portion	206,763	142,102
CEBA loan payable	31,552	-
Patent acquisition liability	-	1,380,000
Convertible notes, less current portion	-	78,000

Total liabilities	10,098,930	16,305,859

Commitments and contingencies (Notes 4, 11, 12, 18, 19, 24, and 25)

Shareholders’ deficit
Common stock; unlimited authorized shares; 55,957,743 and 27,557,363 issued and outstanding as of December 31, 2021 and 2020, respectively. No par value.	-	-
Additional paid-in capital	44,339,973	17,068,810
Accumulated deficit	(45,964,183)	(27,060,527)
Accumulated other comprehensive loss	(33,921)	-
Total shareholders’ deficit	(1,658,131)	(9,991,717)
Total liabilities and shareholders’ deficit	$8,440,799	$6,314,142

See accompanying notes to consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Other Comprehensive (Loss) Income

Years Ended December 31, 2021 and 2020

	2021	2020

Revenue	$626,867	$-
Operating expenses
Consulting fees	1,243,294	298,077
Consulting fees – related parties	188,718	124,800
General and administrative	16,900,582	1,784,766
Settlement of lighting patent purchase	1,331,814	-
Loss on lease abandonment	-	146,795
Loss on lease termination	-	53,692
Loss on disposal of property and equipment	-	135,600

Total operating expenses	19,664,408	2,543,730

Loss from operations	(19,037,541)	(2,543,730)
Other income (expense)
Gain on derecognition of debt and accrued interest	-	21,179,043
Interest expense	(428,249)	(3,233,421)
Interest expense – related parties	(418,500)	(443,437)
Interest income	504	6,400
Change in fair value of patent acquisition liability	971,500	(660,000)
Foreign exchange loss	(27,726)	(55,210)
Other income, net	97,529	16,793,375
(Loss) income before income taxes	(18,940,012)	14,249,645
Income tax benefit	(36,356)	-

Net (loss) income	$(18,903,656)	$14,249,645
Other comprehensive loss - Foreign currency translation	(33,921)	-
Comprehensive (loss) income	$(18,937,577)	$14,249,645

Net (Loss) Income Per Share:
Basic	$(0.45)	$0.52
Diluted	$(0.45)	$0.45

Weighted Average Number of Shares Outstanding
Basic	42,417,416	27,264,072
Diluted	42,417,416	32,732,510

See accompanying notes to consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

Years Ended December 31, 2021 and 2020

					Accumulated
		Common	Additional		Other	Total
	Common	Shares	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balances, January 1, 2020	26,953,363	$-	$15,775,010	$(41,310,172)	$-	(25,535,162)

Stock-based compensation	-	-	746,300	-	-	746,300
Issuance of common stock - interest shares	180,000	-	159,300	-	-	159,300
Issuance of common stock - consulting	387,500	-	279,000	-	-	279,000
Issuance of common stock - settlement of accrued liability	-	-	58,500	-	-	58,500
Issuance of common stock – lease termination settlement	36,500	-	50,700	-	-	50,700
Net income	-	-	-	14,249,645		14,249,645

Balances, December 31, 220	27,557,363	$-	$17,068,810	$(27,060,527)	$-	$(9,991,717)

Stock-based compensation	13,909,291	-	15,390,822	-	-	15,390,822
Issuance of common stock - settlement of patent acquisition	5,000,000	-	2,042,500	-	-	2,042,500
Issuance of common stock - acquisition of Clear Com Media, Inc.	4,000,000	-	2,120,000	-	-	2,120,000
Beneficial conversion feature on convertible notes issued	-	-	198,239	-	-	198,239
Issuance of common stock – upon conversion of convertible notes	3,488,883	-	5,173,785	-	-	5,173,785
Issuance of common stock – upon conversion of convertible notes – related parties	591,480	-	946,368	-	-	946,368
Issuance of common stock – interest shares	158,000	-	135,166	-	-	135,166
Issuance of common stock – consulting	1,150,000	-	1,172,000	-	-	1,172,000
Issuance of common stock – settlement of accrued interest	94,357	-	78,893	-	-	78,893
Issuance of common stock – settlement of accrued liability	8,369	-	13,390	-	-	13,390
Net loss	-	-	-	(18,903,656)	(33,921)	(18,937,577)

Balances, December 31, 2021	55,957,743	$-	$44,339,973	$(45,964,183)	$(33,921)	$(1,658,131)

See accompanying notes to consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities
Net (loss) income	$(18,903,656)	$14,249,645
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	22,164	10,724
Amortization	439,543	424,812
Amortization of debt discount	112,940	-
Deferred income tax benefit	(2,735)	-
Lease expense	41,950	15,870
Loss on disposal of property and equipment	-	135,600
Loss on operating lease right-of-use asset - lease abandonment	-	146,795
Loss on operating lease right-of-use asset - lease termination settlement	-	2,992
Stock-based compensation - employees	15,390,822	746,300
Stock-based compensation - non-employees	1,172,000	279,000
Stock-based settlement of accrued interest	54,657	-
Settlement of lighting patent purchase	1,331,814	-
Shares issued related to lease termination settlement	-	50,700
Shares issued for interest	135,166	159,300
Non-cash services expense	-	19,000
Change in fair value of patent acquisition liability	(971,500)	660,000
Gain on derecognition of debt	-	(21,179,043)
Foreign exchange loss	27,726	55,210
Changes in operating assets and liabilities which provided (used) cash, net of amounts acquired in 2021 business combination
Accounts receivable	14,174	-
Prepaid expenses and other assets	(16,956)	-
Income taxes	25,670	-
Other receivable	89,370	310,111
Accounts payable	143,934	(2,507)
Accounts payable – related parties	38,828	8,347
Accrued interest – related and non-related parties	514,155	3,441,595
Operating lease payments	(28,155)	-
Governmental assistance payable	146,144	-
Accrued expenses	(113,559)	124,800

Net cash used in operating activities	(335,504)	(340,749)

Cash flows from investing activities
Cash acquired upon acquisition of Clear Com Media, Inc.	259,470	-
Loan to Emergence Global Enterprises Inc.	-	(17,901)
Advances to CEN Biotech Ukraine LLC	(120,000)	(114,000)
Capitalized software development	(106,320)	-
Purchases of equipment	(23,213)	-
Proceeds from sale of equipment	-	1,801

Net cash provided by (used in) investing activities	9,937	(130,100)

Cash flows from financing activities
Repayment of loans payable - related parties	(50,000)	-
Issuance of convertible notes	522,830	499,000
Repayment of convertible notes	-	(30,000)
Issuance of convertible notes - related parties	48,000	-

Net cash provided by financing activities	520,830	469,000

Effect of exchange rate changes on cash	(3,973)	-

Net increase (decrease) in cash and cash equivalents	191,290	(1,849)

Cash and cash equivalents, beginning of year	1,908	3,757

Cash and cash equivalents, end of year	$193,198	$1,908

Supplemental cash flows disclosures
Cash paid for interest	$25,818	$75,963

Non-cash transactions - investing and financing activities
Issuance of common stock - settlement of interest	$78,893	$-
Issuance of common stock - settlement of accrued liability	$13,390	$58,500
Issuance of common stock – upon conversion of convertible notes	$5,173,785	$-
Issuance of common stock – upon conversion of convertible notes - related parties	$946,368	$-
Issuance of common stock - settlement of patent acquisition	$2,042,500	$-
Settlement of receivable from Emergence Global Enterprises Inc.	$17,901	$-
Beneficial conversion feature in connection with issuance of convertible notes	$198,239	$-
Waiver of conversion rights on convertible loans payable	$1,462,484	$-
Waiver of conversion rights on convertible loans payable - related parties	$1,388,122	$-
Transfer of convertible notes – related parties to convertible notes	$102,395	$-
Debt assumed by seller as part of lighting patent purchase	$302,187	$-
Issuance of note payable for services	$-	$19,000
Acquisition of Clear Com Media, Inc.:
Fair value of assets acquired	$2,604,669	$-
Issuance of common stock - acquisition of Clear Com Media, Inc.	2,120,000	-
Liabilities assumed	$484,669	$-

See accompanying notes to consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

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

The consolidated financial statements also include the accounts of Eastern Starr Biotech, Inc. (“Eastern Starr”), a Georgia corporation that was acquired on August 22, 2017 and Clear Com Media, Inc. (“CCM”), an Ontario, Canada corporation that was acquired on July 9, 2021, as wholly-owned subsidiaries of CEN.

CEN is focused on the manufacturing, production and development of products within the cannabis industry, including the LED lighting technology and hemp products. CEN intends to explore the usage of hemp, which it intends to cultivate for usage in industrial, medical and food products. CCM focuses on providing digital marketing and web design related services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

CEN’s consolidated financial statements include the accounts of CEN, CCM, and Eastern Starr (collectively, the “Company”). CCM is a Windsor, Ontario based digital marketing, and e-commerce company. CCM’s purpose is to develop, market and sell various digital products. Additionally, CCM will provide in-house IT support functions for CEN’s activities. Eastern Starr’s purpose is to facilitate future growth opportunities in the LED lighting sector. All material intercompany transactions are eliminated in consolidation.

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

The Company derived approximately 99% of its revenue from one customer during the year ended December 31, 2021. Substantially all of the accounts receivable as of December 31, 2021 are due from this customer. The loss of this customer could adversely affect short-term operating results.

Cash and Cash Equivalents

For purposes of the consolidated balance sheet and statement of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

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

See Note 6 for disposal charges taken in 2020 related to property, plant and improvements.

Intangible Assets

Trade Names and Customer Relationships: Identifiable intangible assets with finite useful lives are being amortized over periods ranging 3 to 7 years, respectively. Management reviews these assets for impairment whenever events or changes in circumstances indicate the related carrying amount may not be recoverable. Fair values are determined based on the discounted cash flows, or external appraisals, as applicable.

Product Technology and Capitalized Software Development Costs: The Company has adopted the provisions of ASC 985-20-25, Costs of Software to Be Sold, Leased or Marketed, whereby costs incurred to establish the technological feasibility of a computer software product to be sold, leased or marketed are research and development costs. Those costs are expressed as incurred; costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized; and costs incurred when the product is available for general release to the customers are expensed as incurred. Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing. Product technology and capitalized software development costs will be amortized on a straight-line basis over the estimated useful life of the project once implemented. The product technology and capitalized software has not been implemented as of December 31, 2021.

Lighting Patent: A patent for LED lighting technology with a definite useful life is being amortized over 16 years. Management annually reviews this asset for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted cash flows of the asset. If the carrying amount of an asset may not be recoverable, a write-down to fair value is recorded. Fair values are determined based on the discounted cash flows, or external appraisals, as applicable.

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

Research and Development Expenditures

The Company expenses all research and development expenses when incurred. There were no research and development expenses incurred in 2021 or 2020.

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

Foreign Currency

Foreign denominated monetary assets and liabilities of the Company are translated at the rate of exchange prevailing at the consolidated balance sheet date. Other assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing when the assets were acquired or the liabilities incurred. Sales and expenses are translated at the average exchange rate over the reporting period. Transaction gains or losses are included in the determination of net (loss) income.

The functional currency of CCM is the Canadian dollar. The accounts of CCM were translated to United States dollars equivalents at exchange rates as follows: balance sheet assets and liabilities were converted at period-end rates, equity at historical rates, and income statement accounts at average rates for the period. The resulting translation gain or loss is reflected in other comprehensive loss and accumulated other comprehensive loss in the consolidated statements of operations and comprehensive loss and consolidated statements of shareholders’ deficit, respectively.

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

(Loss) Income per Share

Net (loss) income per common share is computed pursuant to Accounting Standards Codification (ASC) 260-10-45. Basic (loss) income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is calculated by dividing net (loss) income by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For 2021, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive, see Note 21.

Leases

The Company accounts for leases pursuant to ASC Topic 842, “Leases”. This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. At the inception of each lease, its appropriate classification as an operating or financing lease is determined. All of the Company’s leases are operating leases. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease right of use (“ROU”) assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs and lease incentives. During 2020, the Company entered into a mutual termination and release agreement for the 20 North Rear Road property and abandoned the leased office space in Windsor, Ontario, see Note 18.

Reclassification

Certain amounts as reported in the 2020 consolidated financial statements have been reclassified to conform with the 2021 presentation.

NOTE 3 – NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

No pronouncements were adopted by the Company and no pronouncements affected the Company during 2021.

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

NOTE 4 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $45,964,183 at December 31, 2021 and had no committed source of additional debt or equity financing. The Company did not have any operating revenue until the acquisition of Clear Com Media, Inc. on July 9, 2021 and such amounts are not expected to be sufficient to sustain ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 9, 10, 11, and 12. The Company will continue to raise additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. The COVID-19 pandemic has hindered the Company’s ability to raise capital. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate sufficient net revenue.

NOTE 5 – ACQUISTION OF CLEAR COM MEDIA, INC.

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

The merger was accounted for as a business combination using the acquisition method of accounting under the provisions of Accounting Standards Codification (ASC) 805, “Business Combinations” (ASC 805), with CEN representing the accounting acquirer under this guidance. ASC 805 requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired and liabilities assumed, using the bottom-up approach, to estimate their value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets is to be recorded as goodwill.

See Note 23 for segment reporting, which includes the specific revenue and earnings results of CCM since the date of acquisition as CCM has been determined to be a distinct operating segment.

The aggregate consideration for the acquisition of CCM was 4,000,000 shares of CEN common stock, which were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), in reliance upon exemptions from the registration requirements of the Act in transactions not involving a public offering, and which were valued at $2,120,000 based upon the closing stock price on July 9, 2021. The purchase price accounting was still in process as of September 30, 2021, our most recently reported quarterly interim reporting. However, as of December 31, 2021, subsequent adjustments to the initial purchase price accounting due to receipt of final appraisal reports and other adjustments resulted in an increase in accounts receivable of approximately $8,000, a decrease of identifiable intangibles by approximately $168,000, and an increase in current financial liabilities by approximately $23,000, with a corresponding increase to goodwill of approximately $184,000. The decreased value of identifiable intangibles, had it been reflected in the September 30, 2021 reporting, would have resulted in a decrease to accumulated amortization and associated amortization expense of approximately $15,000. The following represents the adjusted fair values of the assets acquired and the liabilities assumed by CEN in the transaction:

Cash	$259,470
Accounts receivable	210,536
Property and equipment	97,911
Other assets	244,540
Identifiable intangibles	456,855
Current financial liabilities	(344,591)
Other long-term liabilities	(140,078)

Total identifiable net assets	784,643
Goodwill	1,335,357

Net assets acquired	$2,120,000

Identified intangible assets acquired includes trade names, customer relationships, and product technology whose fair value of $456,855 is based on an appraisal report utilizing a combination of market, income, and multi-period excess earnings methods. These trade names and customer relationships are being amortized over useful-lives ranging of 3 and 7 years, respectively, and the product technology is not yet being amortized as not yet in service. These identifiable intangible assets will be reviewed for impairment at least annually or more frequently if indicators of impairment exist.

Amounts recognized as goodwill are expected to be fully deductible for Canadian income tax purposes. All goodwill has been included within the Digital segment.

Costs related to the acquisition, which include legal, accounting, and valuation fees, in the amount of approximately $80,000 have been charged directly to operations and are included in general and administrative expenses in the 2021 consolidated statement of operations.

Supplemental proforma financial information

The unaudited financial information in the table below summarizes the combined results of operations of CEN and CCM on a pro forma basis, as though the companies had been combined as of the January 1, 2020. These pro forma results were based on estimates and assumptions, which we believe are reasonable. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2020. The pro forma financial information assumes the 4,000,000 shares of CEN common stock were issued on January 1, 2020 and includes adjustments to amortization for acquired intangible assets and income tax expense.

The pro forma financial information for the year ended December 31, 2021 combines the results of CEN and CCM for 2021, which include the results of CCM subsequent to July 9, 2021, and the historical results for CCM for the period of January 1, 2021 to July 8, 2021. The pro forma financial information for the year ended December 31, 2020 combines CEN’s historical results for 2020 with the historical results of CCM for 2020.

The following table summarizes the pro forma financial information (unaudited):

	Years Ended
	December 31, 2021	December 31, 2020

Revenue	$1,305,985	$1,242,676
Operating expenses	20,437,863	3,720,279
Loss from operations	(19,131,878)	(2,477,603)
Other income, net	57,949	16,950,653
(Loss) income before income taxes	(19,073,929)	14,473,050
Income tax expense	(61,032)	32,892
Net (loss) income	$(19,012,897)	$14,440,158

Net (Loss) Income Per Share
Basic	$(0.43)	$0.46
Diluted	$(0.43)	$0.39

Weighted Average Number of Shares Outstanding
Basic	44,488,649	31,264,072
Diluted	44,488,649	36,732,510

NOTE 6 – PROPERTY, PLANT AND IMPROVEMENTS, NET

Property and equipment, net consists of the following as of December 31, 2021:

Computers and equipment	$67,077
Furniture and fixtures	33,063
Leasehold improvements	19,304
Total property, plant, and improvements	119,444
Accumulated depreciation	22,041
Net property, plant and improvements	$97,403

Effective August 1, 2020, the Company terminated both their operating lease at 20 North Rear Road with Jamsyl Group, a third-party, and abandoned their office space under operating lease with RN Holdings Ltd, a third-party, in Windsor, Ontario (Note 18). All property, plant, and improvements, including the previously held equipment that had secured the Global Holdings International, LLC loan (Note 9), were located at these locations and, with the exception of proceeds of $1,801 from sales of associated assets, all remaining property, plant, and improvements were abandoned resulting in a loss on disposal of $135,600 for the year ended December 31, 2020. Accordingly, there was no property and equipment held prior to the CCM acquisition on July 9, 2021.

Depreciation expense was $22,164 and $10,724 for the years ended December 31, 2021 and 2020, respectively.

NOTE 7 – ADVANCES TO CEN BIOTECH UKRAINE AND LOAN RECEIVABLE FROM EMERGENCE GLOBAL

On December 21, 2020, the Company entered into a loan agreement with Emergence Global Enterprises Inc. (“Emergence Global”), a related party, (see Note 17) and advanced funds of $17,901, which remained as an outstanding loan receivable as of December 31, 2020. The loan was made for the purpose of funding the operations of Emergence Global. The loan was unsecured, non-interest bearing, and was due on December 31, 2021. At the time the loan was made, Joseph Byrne, the CEO of Emergence Global was not an officer or director of the Company. He was at that time a 5% shareholder and former CEO of the Company. He was then appointed as the President and a director of the Company on April 19, 2021. Additionally, our CEO, Bill Chaaban was appointed as the President of Emergence Global on April 12, 2021. In light of Section 402 of the Sarbanes-Oxley Act of 2002, the Company and Emergence Global entered into that certain Loan Repayment Agreement dated as of May 6, 2021, pursuant to which Emergence Global agreed to repay to the Company $17,901, representing the total amount outstanding under the loan agreement, by issuing 21,830 shares of Emergence Global common stock, $0.82 par value per share. Such shares were issued to the Company on May 6, 2021. As the value of the common shares is not material, it has been presented within prepaid expenses and other assets as of December 31, 2021.

At December 31, 2021 and 2020, the Company had advances of $1,299,328 and $1,179,328 respectively, to CEN Biotech Ukraine, LLC, a related party, see Note 17. The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC and are unsecured, non-interest bearing, and are due on demand. See Note 25 for a discussion of subsequent events in Ukraine.

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

The patent remained in the name of Tesla Digital, Inc. until full settlement of the terms of the agreement. In the interim, pursuant to an updated agreement executed on April 15, 2019 between the Company and the Sellers, CEN had reaffirmed the rights to use the patented technology. In addition, the Company agreed to employ Stevan Pokrajac, by an LED subsidiary that the Company plans to form, but which has not yet been formed, in connection with the development of the acquired technology with compensation equal to $200,000 per year, commencing with the start of operations.

In March 2018, the agreement was amended to reflect a fixed one million registered shares of CEN common stock. At December 31, 2020, the value of this liability was $1,380,000 and was remeasured at each reporting date using the current fair value of CEN’s common shares.

On October 7, 2021, the agreement was amended and finalized to increase the number of CEN common shares to be transferred to five million. Upon closing of the agreement, the CEN common stock, valued at $2,042,500 based upon the October 7, 2021 closing market price, was transferred to the Sellers and the transfer of the patent and real property was completed. Of this amount, $1,634,000 represented additional stock compensation expense for the additional four million shares issued. In addition, the Sellers assumed the mortgage and associated accrued interest on certain real property that was included in the original agreement, see Note 9, of $302,186, resulting in a net loss on final settlement of the lighting patent purchase of $1,331,814.

The Company intends to explore using the patented LED Lighting Technology across manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired, other than the patent, included certain machinery and raw materials, which were old and non-functioning and accordingly, had no fair value.

The intangible assets consists of the following as of December 31:

	2021	2020	Estimated Useful Life (years)

Lighting patent	$6,797,000	$6,797,000	16
Product technology	276,080	-	n/a
Customer relationships	149,872	-	7
Capitalized software development costs	105,730	-	n/a
Trade names	23,664	-	3
Total identifiable intangible assets	7,352,346	6,797,000
Less: Accumulated amortization	2,280,315	1,840,853

Net	$5,072,031	$4,956,147

As of December 31, 2021 and 2020, there is no impairment expense recognized based on the Company’s expectations that it will be able to monetize the intangible assets. Expected amortization expense for the lighting patent is $424,812 per year through 2031, with the remaining $283,215 to be amortized in 2032. Expected amortization expense for the customer relationships and trade names acquired as part of the CCM acquisition on July 9, 2021 are expected to be approximately $29,300 per year through 2023, 25,400 in 2024, $21,400 in 2025 and 2026, with the remaining $32,100 to be amortized through 2028. The product technology and capitalized software development costs are not yet available for general release to customers and thus are not yet amortized.

NOTE 9 – LOANS PAYABLE

Loans payable consist of the following at December 31:

	2021	2020
Loans payable, on demand, to a private investor for the original amount of CAD 1,104,713, bearing interest at 7% per annum.	$871,398	$-

Loans payable in default to multiple private investors bearing an interest at rates of up to 12% per annum, which matured at various dates between June 2018 and May 2021.	592,395	-

Loan payable in default to an individual, issued April 13, 2018, with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan which matures on April 16, 2022.	100,000	100,000

Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note was previously secured by equipment that the Company disposed of on August 1, 2020.	75,000	75,000

Loan payable to an individual, issued January 17, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan which matured on July 16, 2021.	50,000	50,000

Mortgage payable to ARG & Pals, Inc., for the original amount of CAD 385,000. The mortgage bears interest at 22% per annum, is unsecured, and matured on September 21, 2021. This was assumed on October 7, 2021 by the Sellers as described in Note 8.	-	302,379

Total loans payable (all current)	$1,688,793	$527,379

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

During both 2021 and 2020, 62,000 and 72,000 common shares, respectively, were issued to individuals in connection with interest terms of the above loans. As of December 31, 2021, 10,000 common shares earned by an individual in connection with one of the above loans were not yet issued totaling $4,012 and is included within accrued expenses. Accordingly, during 2021 and 2020, $57,876 and $63,720 in interest expense and $53,864 and $63,720 in additional paid-in capital was recorded, respectively.

During 2021, certain private investors amended their convertible notes payable totaling $1,463,793, which were convertible into 677,955 common shares. As a result of the amendments, these notes no longer contain a conversion feature and have been reclassified to loans payable from convertible notes payable.

NOTE 10 – LOANS PAYABLE- RELATED PARTY

Loans payable - related party consists of the following at December 31:

	2021	2020
Loan payable in default due to the spouse of Bill Chaaban, CEO of CEN, which bears an interest at 12% per annum. This loan matured on August 17, 2020.	$1,388,122	$-

Loans payable in default to a former director of Creative, former parent company, bear interest at 10% per annum. This are unsecured loans that matured on December 31, 2018.	601,500	601,500

Loan payable in default to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the CEO of CEN, bearing interest at 8% per annum. This is an unsecured loan that matured on October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loans payable in default to the spouse of Bill Chaaban, CEO of CEN, for the original amounts of CAD 48,630 and USD $198,660, bear interest at 10% per annum. These are unsecured loans that matured on December 31, 2018.	237,019	236,854

Loan payable to the spouse of Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan that matures on April 16, 2022.	100,000	100,000

Loan payable to Alex Tarrabain, CFO and a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan that matures on April 16, 2022.	75,000	75,000

Loan payable to Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This loan was repaid in June 2021.	-	50,000

Total loans payable - related party (all current)	$2,701,641	$1,363,354

Attributable related party accrued interest was $671,665 and $568,969 as of December 31, 2021 and 2020, respectively. Interest expense attributable to related party loans was $189,182 and $202,640 in 2021 and 2020, respectively.

During both 2021 and 2020, 96,000 and 108,000 common shares, respectively, were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during 2021 and 2020, $81,302 and $95,580 in related party interest expense and additional paid-in capital was recorded, respectively.

NOTE 11 – CONVERTIBLE NOTES

Convertible notes payable consists of the following at December 31:

	2021	2020
Convertible notes payable in default to multiple private investors, including certain notes in default, bearing interest at 5% per annum with conversion rights for 363,767 common shares, which matured at various dates between May 2018 and October 2021.	$576,472	$5,862,807

Convertible notes payable with beneficial conversion features at original issuance to multiple private investors, bearing interest at 5% per annum with conversion rights for 550,965 common shares, maturing at various dates between June 2022 and December 2022.	145,000	-

Convertible note payable, due on demand, for the original amount of CAD 1,104,713, bearing interest at 7% per annum which had conversion rights for 335,833 common shares. Effective August 17, 2021, the note was amended and reclassified to loans payable as the conversion feature was removed, see Note 9.	-	867,641

Total convertible notes payable	721,472	6,730,448
Less unamortized debt discount	78,142	-

Total convertible notes payable, net of unamortized debt discount	643,330	6,730,448
Less current portion	643,330	6,652,448

Convertible notes payable, less current portion	$-	$78,000

The Company issues convertible notes as a method to raise operating capital. These notes convert to a fixed number of shares specified in the convertible note, at the option of the note holder. Certain of these notes are considered to contain a beneficial conversion feature if in-the-money at the time of issuance. The Company has determined the value associated with the beneficial conversion feature in connection with the notes issued during 2021 to be $180,098. This value has been recorded as a component of equity during 2021 and the aggregate original issue discount is accreted and charged to interest expense as a financing expense from the date of issuance until maturity. Upon conversion, any remaining unaccreted discount is charged to interest expense. No convertible notes with beneficial conversion features were issued during 2020. These notes may be converted at the option of the note holder upon written notice by the note holder. These notes are convertible into a total of 914,732 common shares.

During 2021, certain private investors elected to exercise their convertible notes payable totaling $5,173,785 in exchange for 3,488,883 common shares. As a result, the associated convertible notes have been extinguished and reclassified as additional paid in capital. There were no such elections to convert any of the convertible notes payable during 2020.

During 2021, certain private investors elected to convert $78,893 of accrued interest owed on convertible notes into 94,357 shares of common stock. There were no such elections to convert any of the accrued interest on convertible notes payable during 2020.

As of April 14, 2022, we are currently in default of $576,472 of convertible notes payable, which are convertible into 363,767 shares of common stock.

NOTE 12 – CONVERTIBLE NOTES - RELATED PARTY

Convertible notes - related party consists of the following at December 31:

	2021	2020

Convertible notes, in default, due to Joseph Byrne, former CEO, and current President and member of the board of CEN, bearing interest at 12% per annum. This note is convertible to 76,123 common shares and matured on August 17, 2020.	$121,796	$224,191

Convertible notes with beneficial conversion features due to the parents of Jeffery Thomas, a Director of CEN, bearing interest at 5% per annum. These notes are convertible to 94,488 common shares with a maturity date of May 24, 2022.	48,000	-

Convertible note, in default, due to the spouse of Bill Chaaban, CEO of CEN, which bears an interest at 12% per annum. This note was convertible to 867,576 common shares and matured on August 17, 2020. Effective August 17, 2021, the note was amended and reclassified as the conversion feature was removed, see Note 10.	-	1,388,122

Convertible notes due to Harold Aubrey de Lavenu, a Vice President and Director of CEN, bearing interest at 5% per annum. On October 12, 2021, this note was converted to 548,980 common shares.	-	878,368

Convertible note due to Alex Tarrabain, CFO and a Director of CEN, bearing interest at 5% per annum. On April 10, 2021, this note was converted to 30,000 common shares.	-	48,000

Convertible note due to Darren Ferris, brother of Ameen Ferris, a Vice President and a Director of CEN, bearing interest at 5% per annum. On April 26, 2021, this note was converted to 12,500 common shares.	-	20,000

Total convertible notes payable – related parties	169,796	2,558,681

Less unamortized debt discount	7,157	-

Total convertible notes payable - related parties (all current)	$162,639	$2,558,681

Attributable related party accrued interest was $1,201,790 and $1,046,911 as of December 31, 2021 and 2020, respectively. Interest expense attributable to related party convertible notes was $229,318 and $240,797 in 2021 and 2020, respectively.

The Company issues convertible notes to related parties as a method to raise operating capital. These notes convert to a fixed number of shares specified in the convertible note, at the option of the note holder. Certain of these notes are considered to contain a beneficial conversion feature if in-the-money at the time of issuance.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes issued to related parties during 2021 to be $18,141. This value has been recorded as a component of equity during 2021 and the aggregate original issue discount is accreted and charged to interest expense as a financing expense from the date of issuance until maturity. Upon conversion, any remaining unaccreted discount is charged to interest expense. No convertible notes to related parties with beneficial conversion features were issued during 2020. These notes may be converted at the option of the note holder upon written notice by the note holder. These notes are convertible into a total of 170,611 common shares.

During 2021, a convertible note due to Joseph Byrne in the amount of $102,395, convertible into 63,997 shares, was transferred to a private investor and reclassified.

As of April 14, 2022, we are currently in default of $121,796 of convertible notes payable, which are convertible into 76,123 shares of common stock.

NOTE 13 – CEBA LOAN PAYABLE

The Canada Emergency Business Account (“CEBA”) loan payable of $31,552 (CAD 40,000) as of December 31, 2021 to Royal Bank of Canada is unsecured, non-interest bearing until December 2022 and interest bearing at 5% thereafter. If the loan is not repaid by December 31, 2023, the principal balance increases by $15,776 (CAD 20,000). The loan principal is due in full at the maturity date of December 2025.

NOTE 14 – GOVERNMENTAL ASSISTANCE

The Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) in 2020 to provide a wage and rent subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. CCM received $171,078 during 2021 related to CEWS and CERS and has included as a governmental assistance payable on the consolidated balance sheet as of December 31, 2021 as this represents an overpayment which is due back to the government.

NOTE 15 – INCOME TAXES

The Company has elected to file separate Canadian income tax returns for CEN (growth) and for CCM (digital).

Growth:

As of December 31, 2021, CEN has net operating loss carry forwards of approximately $31,400,000 that may be available to reduce future years’ taxable income. Such carry forwards typically expire after 20 years. CEN currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, because CEN believes that it is more likely than not that the carryforwards will expire unused and accordingly, CEN has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the years ended December 31:

	2021	2020

Deferred tax asset - net operating losses	$8,300,000	$3,400,000
Deferred tax asset valuation allowance	(8,300,000)	(3,400,000)

Net deferred tax asset	$-	$-

The change in the valuation allowance amounted to $4,900,000 and $3,400,000 for the years ended December 31, 2021 and 2020, respectively. All other temporary differences are immaterial both individually and in the aggregate to the consolidated financial statements.

Digital:

The tax benefit for CCM income taxes consists of the following components:

December 31, 2021

Current	$(33,621)
Deferred	(2,735)

Net income tax benefit	$(36,356)

The net deferred income tax asset presented in the consolidated balance sheets is comprised of the following at:

December 31,
2021

Deferred tax assets
SR&ED credits	$39,464

Deferred tax liabilities
Property and equipment	(11,357)
Intangible assets, including goodwill	(25,387)

Total deferred tax liabilities	(36,744)

Net deferred tax asset	$2,720

A reconciliation of the income tax benefit and the amount computed by applying the statutory Canadian federal income tax rate to CEN’s and CCM’s income before income tax benefit for the year ended December 31 is as follows:

	2021			2020
	Growth	Digital	Total	Growth	Digital	Total

Income tax (benefit) expense at statutory rate of 26.5%	$(5,020,280)	$1,177	$(5,019,103)	$3,776,156	$-	$3,776,156

Valuation allowance	5,020,280	-	5,020,280	(3,776,156)	-	(3,776,156)

SR&ED credits	-	(19,198)	(19,198)	-	-	-

Other	-	(18,335)	(18,335)	-	-	-

Income tax benefit	$-	$(36,356)	$(36,356)	$-	$-	$-

Company management analyzes its income tax filing positions in Canadian federal and provincial jurisdictions where it is required to file income tax returns, for all open tax years in these jurisdictions, to identify potential uncertain tax positions. As of December 31, 2021, there are no uncertain income tax positions taken or expected to be taken that would require recognition of a liability or disclosure in the consolidated financial statements. The Company is subject to routing audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Generally, the Company is no longer subject to income tax examinations for years prior to 2018.

NOTE 16 – SHAREHOLDERS’ DEFICIT / STOCK ACTIVITY

The Company is authorized to issue an unlimited number of common shares and an unlimited number of special voting shares. Common shares have no stated par value.

As of December 31, 2021, 10,000 common shares earned by an individual in connection with one of the loans, as described in Note 9, were not yet issued.

As of December 31, 2021, 1,085,343 shares of common stock are committed to the holders of the convertible notes.

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company has received loans from several related parties, as described above in Notes 10 and 12.

A loan totaling $17,901 was made to Emergence Global as of December 31, 2020. The loan was made for the business purpose of assisting Emergence with operating expenses. Emergence Global’s Chief Executive Officer is Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN. Joseph Byrne, previously served as the Chief Executive Officer and member of the Board of Directors of the Company from July 2017 until November 13, 2019. This note was repaid on May 6, 2021, see Note 7.

There are advances of $1,299,328 and $1,179,328 to CEN Ukraine as of December 31, 2021 and 2020, respectively. Such advances were made for the purpose of funding the operations of CEN Ukraine as summarized in Note 7. CEN Ukraine was founded by Bill Chaaban. Prior to December 3, 2017, Bill Chaaban directly owned 51% of CEN Ukraine. CEN Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Ukraine. On December 14, 2017, the Company entered into a controlling interest purchase agreement with Bill Chaaban, our interim Chief Executive Officer and member of our board of directors, and another shareholder of CEN Ukraine, Usamakh Saadikh, a member of our board of directors, for 51% of the outstanding equity interests of CEN Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of April 14, 2022, as the Company needs to raise additional funds in order to proceed with the closing. Bahige (Bill) Chaaban, our Interim Chief Executive Officer and member of our Board of Directors, and Usamakh Saadikh, a member of our Board of Directors, each directly own 25.5% of CEN Ukraine respectively. The remaining 49% of CEN Ukraine is owned by XN Pharma, which is an entity jointly owned by Bahige (Bill) Chaaban and Usamakh Saadikh. Bahige (Bill) Chaaban and Usamakh Saadikh do not currently hold any positions with CEN Ukraine. CEN Ukraine is operated and controlled by its sole director. Pursuant to Ukrainian law, shareholders of a company do not have the ability to control the company or the actions of its director. CEN Ukraine is operated under the direction of its management per the guidelines of Ukrainian law.

During the years ended December 31, 2021 and 2020, the Company incurred consulting expenses with certain Board Members and Officers totaling $188,718 and $124,800, respectively. As of December 31, 2021 and 2020, $518,918 and $330,200 was payable to these related parties for consulting charges, which are included within accrued expenses.

During the year ended December 31, 2021, the Company incurred payroll expenses with Lawrence Lehoux, the Chief Technology Officer, of $94,553, which is included within general and administrative expenses.

During 2017, the Company purchased equipment from R&D Labs Canada, Inc., whose president is Bill Chaaban, in exchange for a $300,000 note payable. This equipment was then sold to CEN Ukraine for a loss of $255,141 in exchange for a $44,859 note receivable, payable in 10 equal installments beginning in 2017 through 2026. No payments have been received as of December 31, 2021. See Note 25 for a discussion of subsequent events in Ukraine.

As of December 31, 2021 and 2020, the Company owed $8,347 to Joe Byrne, a Director, for advances made to the Company, which is included within accounts payable – related parties.

During 2021, the Company utilized an entity owned by Alex Tarrabain, the Chief Financial Officer, for accounting advisory services totaling $13,320. As of December 31, 2021, the Company owed $13,320 to this entity and also owed Mr. Tarrabain $30,795 for reimbursable expenses, which are included within accounts payable – related parties.

As of December 31, 2021, the Company owed Lawrence Lehoux, the Chief Technology Officer, $48,960 for reimbursable expenses, which is included within accounts payable – related parties.

NOTE 18 – LEASE (INCLUDING RELATED PARTIES)

The Company currently leases certain facilities and equipment under noncancelable operating lease agreements that expire at various dates through 2024. Monthly rentals range from CAD 844 to CAD 5,595. In addition, the facilities lease calls for variable charges for common area usage which are expensed as incurred.

The Company also leased office space in Windsor, Ontario from RN Holdings Ltd. Under the lease agreement effective October 1, 2017, monthly rents of CAD 2,608 are due through September 2022, at which point monthly rents of CAD 3,390 are due. Effective August 1, 2020, the Company ceased making payments and abandoned the leased space. Accordingly, the Company determined that there was no future economic value to the associated right-of-use asset and recognized a full impairment loss of $146,795 on August 1, 2020. Effective with the August 1, 2020 lease termination and abandonments, all property, plant, and improvements which were located at these properties were abandoned. As of April 14, 2022, the Company has not reached an agreement with RN Holdings Ltd to modify or to settle the remaining contractual liability, which therefore remains recorded as of December 31, 2021 under its original contractual terms. As of December 31, 2021 and 2020 the associated liability was $177,686 and $164,997, respectively. During 2021 and 2020, lease expenses of approximately $13,000 and $35,000, respectively related to this agreement were recognized within general and administrative expenses.

The operating lease liability as of December 31, 2021 and 2020 was $310,671 and $164,997, respectively, utilizing a weighted average discount rate of approximately 6.76% over a weighted average remaining lease term of approximately 4.4 years. During 2021 and 2020, lease expenses of approximately $46,000 and $35,000, respectively, related to these agreements were recognized within general and administrative expenses.

Jamaal Shaban (“Lessor”), cousin of Bill Chaaban, leased a property at 20 North Rear Road to the Company under an agreement effective January 2017 for monthly rental payments of CAD 4,000 plus taxes for a period of five years. This lease was assigned by the Lessor to Jamsyl Group, a third-party, when Jamsyl Group purchased the property from Jamaal Shaban in October 2019. Effective August 1, 2020, the Company entered into a mutual termination and release agreement with Jamsyl Group in exchange for 36,500 shares of CEN common stock, valued at $50,700, which vested immediately, based upon remaining lease payments owed. The lease had been accounted for as an operating lease. All remaining associated right-of-use assets as of August 1, 2020 of $48,110 and associated liabilities of $45,118, which had utilized an 8% discount rate, were written off in conjunction, resulting in a loss on lease termination of $53,692. During 2020, lease expenses of approximately $20,000 related to this agreement were recognized within general and administrative expenses.

The following is a schedule of future annual minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year for the 12 months subsequent to December 31:

Amount
2022	$119,543
2023	90,325
2024	61,897
2025	32,088
2026	32,088
Thereafter	24,066

Total lease payments	$360,007
Less imputed interest	49,336
Present value of lease liability	$310,671

NOTE 19 – STOCK BASED COMPENSATION

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

☐

Under the Employment Agreement with Bahige (Bill) Chaaban, President of the Company, Mr. Chaaban will receive compensation in the form of a base annual salary of $31,200 and a grant of 8,750,000 shares of restricted stock of the Company, of which 7,400,000 vested immediately and the remaining vested ratably each month over the next 36 months until November 2020.

☐

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

☐

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

☐

Under the Employment Agreement with Brian Payne, Vice President of the Company, Mr. Payne will receive compensation in the form of a base annual salary of $31,200 and a grant of 750,000 shares of restricted stock of the Company, of which 300,000 vested immediately and the remaining vested ratably each month over the next 36 months until November 2020.

On May 16, 2019, an employment agreement, under similar terms, was entered into with Mr. Tarrabain. Under the Employment Agreement with Alex Tarrabain, Chief Financial Officer and as one of the Vice Presidents of the Company, Mr. Tarrabain will receive compensation in the form of a base annual salary of $31,200 and a grant of 1,250,000 shares of restricted stock of the Company, of which 350,000 vested immediately and the remaining vesting ratably each month over the next 36 months until May 2022.

On December 6, 2021, the Board of Directors appointed Rick Purdy as its Senior Vice President of Deals and Acquisitions. On this date, an employment agreement, under similar terms, was entered into with Mr. Purdy. Under the Employment Agreement, Mr. Purdy will receive compensation in the form of a base annual salary of $31,200 and a grant of 2,500,000 shares of restricted stock of the Company, of which 700,000 vested immediately and the remaining vesting ratably each month over the next 36 months until December 2024. The expense related to the restricted stock awarded to employees for services previously rendered of $238,000 was recognized on the grant date. Remaining expenses will be recognized ratably monthly as the restricted stock award vests.

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

The total grant-date fair value of the restricted shares granted through employment agreements and equity compensation grants was $29,885,063 and $13,013,241 as of December 31, 2021 and 2020, respectively. During 2021 and 2020, 15,059,291 restricted shares with a grant date fair value of $16,871,822 and 387,500 restricted shares with a grant date fair value of $279,000, respectively, were awarded. Prior to the start of trading on April 5, 2021 via the OTC Link alternative trading system (operated by OTC Markets Group Inc.), the grant-date fair value was calculated utilizing an enterprise valuation model as of the date the awards are granted. Beginning April 5, 2021, the grant-date fair value is calculated utilizing the daily closing price as published via the OTC Link.

With the exception of immediately vesting portions of awards, shares typically vest pro-rata over the requisite service period, which is generally three years from the grant-date. Non-vested restricted stock awards participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

During 2021 and 2020, 13,559,291 and 1,987,500 of these shares vested, respectively. The fair value of the restricted stock which vested amounted to $16,562,822 and $1,237,250 for 2021 and 2020, respectively.

Compensation expense, broken out by allocation, recognized in connection with the restricted stock awards was as follows for the years ended December 31:

	2021	2020

Stock Based Compensation	$15,390,822	$746,300
Professional fees	1,172,000	279,000

Total	$16,562,822	$1,025,300

Non-vested restricted stock award activity for the years ended December 31, 2021 and 2020 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term (Years)
Non-vested at January 1, 2020	2,025,000	$0.76	1.54
Granted	387,500	0.72	-
Vested	(1,987,500)	0.70	-
Forfeited	-	-	-
Non-vested at December 31, 2020	425,000	$1.01	1.50
Granted	15,059,291	1.12	-
Vested	(13,559,291)	1.22	-
Forfeited	-	-	-
Non-vested at December 31, 2021	1,925,000	$0.38	2.84

The fair value of the restricted stock grants was based on the valuation of a third-party specialist prior to April 5, 2021. Beginning April 5, 2021, the fair value of the restricted stock grants is based upon the daily closing price per the OTC Link. As of December 31, 2021, unrecognized compensation expense totaled $738,250, which will be recognized on a straight-line basis over the vesting period or requisite service period through December 2024.

NOTE 20 - OTHER RECEIVABLE

In May 2017, as amended on June 30, 2018 and on February 16, 2021, CEN entered into an agreement with CCM to provide a line of credit to CCM in amounts up to CAD $1,000,000 ($785,400) through December 31, 2021 (maturity date) at a rate of 2% per annum. No allowance was considered necessary as of December 31, 2020. The agreement was entered into to support the development of technologies that may be of future value to the Company. Effective with the acquisition of CCM by CEN (Note 5), outstanding balances between CCM and CEN are eliminated in consolidation.

NOTE 21 – NET (LOSS) INCOME PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of December 31, 2021. During 2020, the potential common shares from the Tesla Agreement, which were contingent on certain events as described in Note 8, were excluded as the effect of conversion was anti-dilutive. Common stock equivalents that were excluded for the years ended December 31, 2021 and 2020 because they were anti-dilutive are as follows:

	2021	2020
Convertible debt	1,085,343	-
Tesla agreement	-	1,000,000

The following table shows the computation of basic and diluted earnings per share for 2020:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$14,249,645	27,264,072	$0.52

Effect of Dilutive Securities
Convertible debt	585,392	5,468,438

Diluted EPS
Income available to common stockholders with assumed conversions	$14,835,037	32,732,510	$0.45

NOTE 22 – FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

The fair value of the Company’s financial instruments are as follows:

	Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2021:
Cash and cash equivalents	$193,198	$-	$193,198	$-	$193,198
Note receivable – CEN Biotech Ukraine, LLC – related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC - related party	$1,299,328	$-	$-	$1,299,328	$1,299,328
Loans payable	$1,688,793	$-	$-	$1,688,793	$1,688,793
Loans payable – related parties	$2,701,641	$-	$-	$-	$-
Convertible notes payable	$643,330	$-	$-	$1,890,736	$1,890,736
Convertible notes payable – related parties	$162,639	$-	$-	$-	$-
CEBA loan payable	$31,552	$-	$-	$31,552	$31,552

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2020:
Cash and cash equivalents	$1,908	$-	$1,908	$-	$1,908
Other receivables	$113,999	$-	$-	$113,999	$113,999
Note receivable – CEN Biotech Ukraine, LLC – related party	$44,859	$-	$-	$44,859	$44,859
Advances to Emergence Global - related party	$17,901	$-	$-	$17,901	$17,901
Advances to CEN Biotech Ukraine, LLC - related party	$1,179,328	$-	$-	$1,179,328	$1,179,328
Loans payable	$527,379	$-	$-	$527,379	$527,379
Loans payable – related parties	$1,363,354	$-	$-	$-	$-
Patent acquisition liability	$1,380,000	$-	$-	$1,380,000	$1,380,000
Convertible notes payable	$6,730,448	$-	$-	$7,766,663	$7,766,663
Convertible notes payable – related parties	$2,558,681	$-	$-	$-	$-

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

The fair value of the patent acquisition liability is based upon the fair value of the common stock, which was obtained from a 3rd party valuation specialist prior to April 5, 2021. This valuation report utilized a cash-free asset value model to estimate enterprise value based upon similar companies. Beginning April 5, 2021, the fair value of the patent acquisition liability was based upon the OTC closing price and accordingly was transferred from Level 3 to Level 1 due to the availability of published prices for CEN’s common stock during 2021. Effective October 7, 2021, the liability was settled with delivery of the associated common shares, see Note 8.

NOTE 23 – SEGMENT INFORMATION

As described in Note 5, the Company closed on the acquisition of CCM on July 9, 2021. With the acquisition of CCM, the Company has two reportable business segments, Growth and Digital. The Growth segment encompasses the activities of CEN Biotech, Inc. and focuses on the planned manufacturing, production and development of LED lighting technology and hemp-based products. The Digital segment encompasses the activities of Clear Com Media, Inc. and focuses on providing digital marketing and web design related services. Substantially all of the Company’s operations are conducted within the United States of America and Canada.

Segment information:

	Year Ended December 31,
	2021		2020
	Growth	Digital	Growth	Digital
Revenue	$-	$626,867	$-	$-
Operating (loss) income	(19,042,415)	4,874	(2,543,730)	-
Depreciation expense	-	22,164	10,724	-
Amortization expense	424,812	14,731	424,812	-
Interest income	394	110	6,400	-
Interest expense	846,749	-	3,676,858	-
Income tax benefit	-	36,356	-	-
Capital expenditures	-	23,213	-	-

Segment assets to total assets as of December 31:

	2021	2020

Growth	$5,900,371	$6,314,142
Digital	2,540,428	-

Total assets	$8,440,799	$6,314,142

All goodwill included in the consolidated balance sheets is attributable to the Digital segment.

NOTE 24 – CONTINGENCY

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

NOTE 25 – SUBSEQUENT EVENTS

Our operating plans, business, financial condition and operating results may be adversely impacted by rising tensions in Ukraine, including Russia’s recent invasion into Ukraine. In February of 2022, Russia invaded Ukraine and the U.S. President announced widescale sanctions against Russia. Due to such sanctions, as well as the ongoing war in Ukraine, we could become unable to operate our planned business related to CEN Ukraine. Further, retaliatory acts by Russia in response to the sanctions could include cyber attacks, sanctions, or other actions that could disrupt the economy. In addition, on March 31, 2022, the Company determined that advances totaling $1,299,328 and note receivable of $44,859, as of such date, due to the Company from CEN Ukraine have been fully impaired as the current war in Ukraine continues to proceed. The Company has determined that it is unlikely that CEN Ukraine will have the ability to recover from the effects of the war in the foreseeable future.

Subsequent to December 31, 2021, the Company authorized the issuance of 416,667 shares of its common stock upon conversion of the principal amount due under a note to a person. The principal amount of the note prior to conversion was $100,000.