Form 10-Q
period 2022-03-31
CEN BIOTECH INC
filed 2022-05-20
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May17, 2022, there were 61,804,729, shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$135,178	$193,198
Accounts receivable	163,714	193,094
Prepaid expenses and other assets	49,564	50,530
Income taxes refundable	35,399	35,399
Loan receivable from Emergence Global Enterprises Inc. - related party	-	-

Total current assets	383,855	472,221

Other assets
Operating lease right-of-use assets	125,167	138,103
Other receivable	79,296	-
Note receivable - CEN Biotech Ukraine LLC - related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC - related party	1,299,328	1,299,328
Property and equipment, net	87,454	97,403
Deferred income taxes	2,720	2,720
Intangible assets, net	4,988,125	5,072,031
Goodwill	1,314,134	1,314,134

Total assets	$8,324,938	$8,440,799

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$444,405	$440,332
Accounts payable – related parties	31,837	101,422
Loans payable	1,688,793	1,688,793
Loans payable – related parties	2,701,641	2,701,641
Convertible notes payable, net of unamortized discount	643,330	643,330
Convertible notes payable, net of unamortized discount - related parties	162,639	162,639
Accrued interest	1,396,563	1,361,689
Accrued interest – related parties	1,962,816	1,873,455
Operating lease liabilities	114,976	103,908
Governmental assistance payable	145,333	145,333
Accrued expenses	714,115	638,073

Total current liabilities	10,006,448	9,860,615

Operating lease liabilities, less current portion	188,090	206,763
CEBA loan payable	47,400	31,552

Total liabilities	10,241,938	10,098,930

Commitments and contingencies (Notes 4, 11, 12, 18, 19, 24, and 25)

Shareholders’ deficit
Common stock; unlimited authorized shares; 55,597,743 and 55,597,743 issued and outstanding as of March 31, 2022, and December 31, 2021, respectively. No par value.	-	-
Additional paid-in capital	44,339,973	44,339,973
Accumulated deficit	(46,221,218)	(45,964,183)
Accumulated other comprehensive loss	(35,755)	(33,921)
Total shareholders’ deficit	(1,917,000)	(1,658,131)
Total liabilities and shareholders’ deficit	$8,324,938	$8,440,799

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Consolidated Statements of Operations and Other Comprehensive (Loss) Income

Period ended March 31, 2022, and 2021

	For the Three Months Ended March 31,
	2022	2021

Revenue	$340,260	$-
Operating expenses
Consulting fees	47,011	-
Consulting fees – related parties	-	31,200
General and administrative	433,125	237,890
Stock based compensation	-	75,750

Total operating expenses	480,136	344,840

Loss from operations	(139,876)	(344,840)
Other income (expense)
Gain on derecognition of debt and accrued interest
Interest expense	34,875	(130,628)
Interest expense – related parties	89,361	(123,236)
Interest income	-	394
Change in fair value of patent acquisition liability	-	-
Foreign exchange loss	(5,243)	(24,725)
Other income (expense), net	(118,993)	(278,195)
(Loss) income before income taxes	(258,869)	-
Income tax benefit	-	-

Net (loss) income	$(258,869)	$(623,035)
Other comprehensive loss - Foreign currency translation	-	-
Comprehensive (loss) income	$(258,869)	$(623,035)

Net (Loss) Income Per Share:
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)

Weighted Average Number of Shares Outstanding
Basic	42,417,416	27,582,095
Diluted	42,417,416	27,582,095

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

Period ended March 31, 2022 and December 31, 2021

					Accumulated
		Common	Additional		Other	Total
	Common	Shares	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balances, January 1, 2021	27,557,363	$-	$17,068,810	$(27,060,527)	$-	$(9,991,717)

Stock-based compensation	-	-	75,750	-	-	75,750
Issuance of common stock – Interest shares	45,000	-	62,100	-	-	62,100
Issuance of common stock – Settlement of accrued liability	8,369	-	13,390	-	-	13,390
Net loss	-	-	-	(623,035)	-	(623,035)
Balances, March 31, 2021	27,610,732	$-	$(17,220,050)	$(27,683,562)	$-	$(10,463,512)

Balances, January 1, 2022	55,597,743	-	44,339,973	(45,964,183)	(33,921)	(1,658,131)
Net loss	-	-	-	(258,869)	(1,834)	(258,869)
Balances, March 31, 2022	55,597,743	$-	$44,339,973	$(46,223,052)	$(35,755)	$(1,917,000)

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Period ended March 31, 2022, and 2021

	March 31, 2022	March 31, 2021
Cash flows from operating activities

Net (loss) income	$(258,869)	$(623,035)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	9,949	-
Amortization	83,906	106,203
Lease expense	-	5,172
Deferred income tax benefit	-	-
Shares issued for interest	-	62,100
Foreign exchange loss	-	24,725
Changes in operating assets and liabilities:
Accounts receivable	29,380	-
Prepaid expenses and other assets	966	-
Operating lease liability	11,068	-
Other receivable	(79,296)	42,730
Accounts payable	4,073	27,522
Accounts payable – related parties	(69,585)	-
Accrued interest – related and non-related parties	124,235	186,505
Operating lease payments	(5,735)	-
Governmental assistance payable	-	-
Accrued expenses	76,042	31,200
Ceba Loan Payable	15,848	-

Net cash used in operating activities	(58,020)	(61,128)

Cash flows from investing activities
Advances to CEN Biotech Ukraine LLC	-	(50,000)
Net cash provided by (used in) investing activities	-	50,000

Cash flows from financing activities
Repayment of convertible notes	-	110,000
Issuance of convertible notes - related parties	-	-

Net cash provided by financing activities	-	110,000

Net increase (decrease) in cash and cash equivalents	(58,020)	(1,128)

Cash and cash equivalents, beginning of year	193,198	1,908

Cash and cash equivalents, end of year	135,178	780

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2022, and December 31, 2021

(All amounts are in US dollars unless otherwise stated.)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the condensed consolidated financial statements of the Company for the year ended December 31, 2021 and notes thereto.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For the three-months ended March 31, 2022, and 2021, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

Recent Developments

In April of 2021, the Company’s common stock began to be quoted on the OTC Link alternative trading system (operated by OTC Markets Group Inc.) under the trading symbol “CENBF” on the OTC Pink tier. There is no assurance that an active trading market for our shares will develop or will be sustained if developed.

Recently Adopted Accounting Pronouncements

No pronouncements were adopted by the Company during the three-month period ended March 31, 2022.

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

NOTE 2 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying condensed consolidated financial statements have been prepared in contemplating the continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $46,221,218 at March 31, 2022 and had no committed source of additional debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 5, 6, 7, and 8. The Company will continue to raise additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. The COVID-19 pandemic has hindered the Company’s ability to raise capital. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

NOTE 3 – ADVANCES TO CEN BIOTECH UKRAINE AND ACQUISITION OF CLEAR COM MEDIA

At March 31, 2022 and December 31, 2021, the Company had advances of $1,299,328 and $1,299,328, respectively, to CEN Biotech Ukraine, LLC, a related party (see Note 11). The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC.

Bahige (Bill) Chaaban, our former Chief Executive Officer and member of our Board of Directors, and Usamakh Saadikh, a former member of our Board of Directors, each directly own 25.5% of CEN Ukraine respectively. The remaining 49% of CEN Ukraine is owned by XN Pharma, which is an entity jointly owned by Bahige (Bill) Chaaban and Usamakh Saadikh. Bahige (Bill) Chaaban and Usamakh Saadikh do not currently hold any positions with CEN Ukraine. CEN Ukraine is operated and controlled by its sole director. Pursuant to Ukrainian law, shareholders of a company do not have the ability to control the company or the actions of its director. CEN Ukraine is operated under the direction of its management pursuant to the guidelines of Ukrainian law. These loans are unsecured, non-interest bearing, and are due on demand.

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

Identified intangible assets acquired include trade names, customer relationships, and product technology whose fair value of $456,855 is based on an appraisal report utilizing a combination of market, income, and multi-period excess earnings methods. These trade names and customer relationships are being amortized over useful lives ranging of 3 and 7 years, respectively, and the product technology is not yet being amortized as not yet in service. These identifiable intangible assets will be reviewed for impairment at least annually or more frequently if indicators of impairment exist.

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

The following table summarizes the pro forma financial information (unaudited):

	Years Ended
	December 31, 2021	December 31, 2020

Revenue	$1,305,985	$1,242,676
Operating expenses	20,437,863	3,720,279
Loss from operations	(19,131,878)	(2,477,603)
Other income, net	57,949	16,950,653
(Loss) income before income taxes	(19,073,929	14,473,050
Income tax expense	(61,032)	32,892
Net (loss) income	$(19,012,897	$14,440,158

Net (Loss) Income Per Share
Basic	$(0.43)	$0.46
Diluted	$(0.43)	$0.39

Weighted Average Number of Shares Outstanding
Basic	44,488,649	31,264,072
Diluted	44,488,649	36,732,510

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

On October 7, 2021, the agreement was amended and finalized to increase the number of CEN common shares to be transferred to five million. Upon closing of the agreement, the CEN common stock, valued at $2,042,500 based upon the October 7, 2021 closing market price, was transferred to the Sellers and the transfer of the patent and real property was completed. Of this amount, $1,634,000 represented additional stock compensation expense for the additional four million shares issued. In addition, the Sellers assumed the mortgage and associated accrued interest on certain real property that was included in the original agreement, of $302,186, resulting in a net loss on final settlement of the lighting patent purchase of $1,331,814.

The Company intends to explore using the patented LED Lighting Technology across manufacturing operations and licensing opportunities across multiple industries such as horticultural, automotive, industrial and commercial lighting. The assets acquired, other than the patent, included certain machinery and raw materials, which were old and non-functioning and accordingly, had no fair value.

The intangible asset consists of the following at:

	2022	2021	Estimated Useful Life (years)

Lighting patent	$6,797,000	$6,797,000	16
Product technology	276,080	276,080	n/a
Customer relationships	149,872	149,872	7
Capitalized software development costs	105,730	105,730	n/a
Trade names	23,664	23,664	3
Total identifiable intangible assets	7,352,346	7,352,346
Less: Accumulated amortization	2,364,221	2,280,315

Net	$4,988,125	$5,072,031

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

NOTE 5 – LOANS PAYABLE

Loans payable consist of the following at March 31, 2022 and December 31 2021:

	2022	2021
Loans payable, on demand, to a private investor for the original amount of CAD 1,104,713, bearing interest at 7% per annum.	$871,398	$871,398

Loans payable in default to multiple private investors bearing an interest at rates of up to 12% per annum, which matured at various dates between June 2018 and May 2021.	592,395	592,395

Loan payable in default to an individual, issued April 13, 2018, with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan which matures on April 16, 2022.	100,000	100,000

Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note was previously secured by equipment that the Company disposed of on August 1, 2020.	75,000	75,000

Loan payable to an individual, issued January 17, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan which matured on July 16, 2021.	50,000	50,000

Mortgage payable to ARG & Pals, Inc., for the original amount of CAD 385,000. The mortgage bears interest at 22% per annum, is unsecured, and matured on September 21, 2021. This was assumed on October 7, 2021 by the Sellers as described in Note 8.	-	-

Total loans payable (all current)	$1,688,793	$1,688,793

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

The Canada Emergency Business Account (“CEBA”) loan payable of $31,552 (CAD 40,000) as of December 31, 2021, to Royal Bank of Canada is unsecured, non-interest bearing until December 2022 and interest bearing at 5% thereafter. If the loan is not repaid by December 31, 2023, the principal balance increases by $15,776 (CAD 20,000). The loan principal is due in full at the maturity date of December 2025.

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

NOTE 6 – LOANS PAYABLE- RELATED PARTY

Loans payable - related party consists of the following at March 31, 2022 and December 31 2021:

	2022	2021
Loan payable in default due to the spouse of Bill Chaaban, former CEO of CEN, which bears an interest at 12% per annum. This loan matured on August 17, 2020.	$1,388,122	$1,388,122

Loans payable in default to a former director of Creative, former parent company, bear interest at 10% per annum. This are unsecured loans that matured on December 31, 2018.	601,500	601,500

Loan payable in default to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the former CEO of CEN, bearing interest at 8% per annum. This is an unsecured loan that matured on October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loans payable in default to the spouse of Bill Chaaban, former CEO of CEN, for the original amounts of CAD 48,630 and USD $198,660, bear interest at 10% per annum. These are unsecured loans that matured on December 31, 2018.	237,019	237,019

Loan payable to the spouse of Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan that matures on April 16, 2022.	100,000	100,000

Loan payable to Alex Tarrabain, former CFO and a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan that matures on April 16, 2022.	75,000	75,000

Loan payable to Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This loan was repaid in June 2021.	-	-

Total loans payable – related party (all current)	$2,701,641	$2,701,641

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

NOTE 7 – CONVERTIBLE NOTES

Convertible notes payable consists of the following at March 31, 2022 and December 31 2021:

	2022	2021
Convertible notes payable in default to multiple private investors, including certain notes in default, bearing interest at 5% per annum with conversion rights for 363,767 common shares, which matured at various dates between May 2018 and October 2021.	$576,472	$576,472

Convertible notes payable with beneficial conversion features at original issuance to multiple private investors, bearing interest at 5% per annum with conversion rights for 550,965 common shares, maturing at various dates between June 2022 and December 2022.	145,000	145,000

Convertible note payable, due on demand, for the original amount of CAD 1,104,713, bearing interest at 7% per annum which had conversion rights for 335,833 common shares. Effective August 17, 2021, the note was amended and reclassified to loans payable as the conversion feature was removed, see Note 9.	-	-

Total convertible notes payable	721,472	721,472
Less unamortized debt discount	78,142	78,142

Total convertible notes payable, net of unamortized debt discount	643,330	643,330
Less current portion	643,330	643,330

Convertible notes payable, less current portion	$-	$-

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

As of April 14, 2022, we are currently in default of $576,472 of convertible notes payable, which are convertible into 363,767 shares of common stock. There were no new notes issued during Q1 2022.

NOTE 8 – CONVERTIBLE NOTES – RELATED PARTY

Convertible notes – related party consists of the following at March 31, 2022 and December 31 2021:

	2022	2021

Convertible notes, in default, due to Joseph Byrne, former CEO, and current President and member of the board of CEN, bearing interest at 12% per annum. This note is convertible to 76,123 common shares and matured on August 17, 2020.	$121,796	$121,796

Convertible notes with beneficial conversion features due to the parents of Jeffery Thomas, a Director of CEN, bearing interest at 5% per annum. These notes are convertible to 94,488 common shares with a maturity date of May 24, 2022.	48,000	48,000

Convertible note, in default, due to the spouse of Bill Chaaban, former CEO of CEN, which bears an interest at 12% per annum. This note was convertible to 867,576 common shares and matured on August 17, 2020. Effective August 17, 2021, the note was amended and reclassified as the conversion feature was removed, see Note 10.	-	-

Convertible notes due to Harold Aubrey de Lavenu, a Vice President and Director of CEN, bearing interest at 5% per annum. On October 12, 2021, this note was converted to 548,980 common shares.	-	-

Convertible note due to Alex Tarrabain, former CFO and a Director of CEN, bearing interest at 5% per annum. On April 10, 2021, this note was converted to 30,000 common shares.	-	-

Convertible note due to Darren Ferris, brother of Ameen Ferris, a Vice President and a Director of CEN, bearing interest at 5% per annum. On April 26, 2021, this note was converted to 12,500 common shares.	-	-

Total convertible notes payable – related parties	169,796	169,796

Less unamortized debt discount	7,157	7,157

Total convertible notes payable - related parties (all current)	$162,639	$162,639

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

NOTE 9 – INCOME TAXES

The Company has elected to file separate Canadian income tax returns for CEN (growth) and for CCM (digital).

Growth:

As of March 31, 2022, CEN has net operating loss carry forwards of approximately $46,221,218 that may be available to reduce future years’ taxable income. Such carry forwards typically expire after 20 years. CEN currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, because CEN believes that it is more likely than not that the carryforwards will expire unused and accordingly, CEN has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the years ended December 31:

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

A reconciliation of the income tax benefit and the amount computed by applying the statutory Canadian federal income tax rate to CEN’s and CCM’s income before income tax benefit for the year ended December 31 is as follows:

	2021			2020
	Growth	Digital	Total	Growth	Digital	Total

Income tax (benefit) expense at statutory rate of 26.5%	$(5,020,280)	$1,177	$(5,019,103)	$3,776,156	$-	$3,776,156

Valuation allowance	5,020,280	-	5,020,280	(3,776,156)	-	(3,776,156)

SR&ED credits	-	(19,198)	(19,198)	-	-

Other	-	(18,335)	(18,335)	-	-

Income tax benefit	$-	$(36,356)	$(36,356)	$-	$-

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

A loan totaling $17,901 was made to Emergence Global as of December 31, 2020. The loan was made for the business purpose of assisting Emergence with operating expenses. Emergence Global’s Chief Executive Officer is Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN. Joseph Byrne, previously served as the Chief Executive Officer and member of the Board of Directors of the Company from July 2017 until November 13, 2019. This note was repaid on May 6, 202.

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

Compensation expense, broken out by allocation, recognized in connection with the restricted stock awards was as follows for the years ended December 31:

	2022	2021

Stock Based Compensation	$-	$15,390,822
Professional fees	-	1,172,000

Total	$-	$16,562,822

Non-vested restricted stock award activity for the years ended December 31, 2021 and 2020 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term (Years)
Non-vested at January 31, 2021	425,000	$1.01	1.50
Granted	15,059,291	1.12	-
Vested	(13,559,291)	1.22	-
Forfeited	-	-	-
Non-vested at December 31, 2021	1,925,000	$0.38	2.84

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

NOTE 13 – NET LOSS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of December 31, 2021. During 2020, the potential common shares from the Tesla Agreement, which were contingent on certain events as described in Note 8, were excluded as the effect of conversion was anti-dilutive. Common stock equivalents that were excluded for the years ended December 31, 2021 and 2020 because they were anti-dilutive are as follows:

	2021	2020
Convertible debt	1,085,343	-
Tesla agreement	-	1,000,000

The following table shows the computation of basic and diluted earnings per share for 2021:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$18,937,577	42,417,416	$0.45

Effect of Dilutive Securities
Convertible debt	-	-	-

Diluted EPS
Income available to common stockholders with assumed conversions	$18,937,577	42,417,416	$0.45

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

The fair value of the Company’s financial instruments are as follows:

	Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At March 31, 2022:
Cash and cash equivalents	$135,178	$-	$135,178	$-	$135,178
Note receivable – CEN Biotech Ukraine, LLC – related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC - related party	$1,299,328	$-	$-	$1,299,328	$1,299,328
Loans payable	$1,688,793	$-	$-	$1,688,793	$1,688,793
Loans payable – related parties	$2,701,641	$-	$-	$-	$-
Convertible notes payable	$643,330	$-	$-	$1,890,736	$1,890,736
Convertible notes payable – related parties	$162,639	$-	$-	$-	$-
CEBA loan payable	$47,400	$-	$-	$47,400	$47,400

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2020:
Cash and cash equivalents	$193,198	$-	$193,198	$-	$193,198
Note receivable – CEN Biotech Ukraine, LLC – related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC - related party	$1,299,328	$-	$-	$1,299,328	$1,299,328
Loans payable	$1,688,793	$-	$-	$1,688,793	$1,688,793
Loans payable – related parties	$2,701,641	$-	$-	$-	$-
Convertible notes payable	$643,330	$-	$-	$1,890,736	$1,890,736
Convertible notes payable – related parties	$162,639	$-	$-	$-	$-
CEBA loan payable	$31,552	$-	$-	$31,552	$31,552

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

NOTE 16 – SUBSEQUENT EVENTS

On April 14, 2022, the following persons resigned from the following positions from Company. Bahige (Bill) Chaaban resigned from his positions as Chief Executive Officer, President, Chairman of the Board of Directors Company effective at the close of business on April 14, 2022. Alex Tarrabain resigned from his positions as the Company’s Chief Financial Officer and Director effective at the close of business on April 14, 2022. Rick Purdy resigned from his positions as Company’s Senior Vice President of Deals and Acquisitions and Director effective at the close of business on April 14, 2022. Amen Ferris resigned from his positions as Company’s Vice President and Director effective at the close of business on April 14, 2022. Joseph Byrne resigned from his positions as a Director of the Company effective at the close of business on April 14, 2022. Additionally, Richard Boswell resigned from his positions as the Company’s Senior Executive Vice President and Director effective as of April 15, 2022.

The foregoing resignations shall be referred to together herein as the “Resignations”. Subsequent to the effectiveness of the above Resignations, the above name persons no longer hold any positions with the Company.

The Resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices by any of the above persons.

Appointments of Officers and Directors

On April 14, 2022, the Company’s Board of Directors (the “Board”) appointed Brian S. Payne as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors and appointed Lawrence Lehoux as the Company’s President, effective at the close of business on April 14, 2022.

On April 19, 2022, Dr. Usamakh Saadikh resigned from his position as a director on the Board of Directors (the “Board”) of the “Company as well as all other positions with the Company effective immediately. Dr. Usamakh Saadikh, was a member of our Board and the Vice President of International Business Development since June 2018. The foregoing resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices by Dr. Saadikh.

Appointment of Directors

On April 18, 2022, the Board appointed the following persons as members of its Board effective April 18, 2022:

●	Josef Tukacs; and
●	George Dragicevic

Settlement Agreements with Departing Officers and Directors

As reported by the Company on its Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022, on April 14, 2022, the following persons resigned from the following positions from the Company. Bahige (Bill) Chaaban resigned from his positions as Chief Executive Officer, President, Chairman of the Board of Directors Company effective at the close of business on April 14, 2022. Alex Tarrabain resigned from his positions as the Company’s Chief Financial Officer and Director effective at the close of business on April 14, 2022. Rick Purdy resigned from his positions as Company’s Senior Vice President of Deals and Acquisitions and Director effective at the close of business on April 14, 2022. Amen Ferris resigned from his positions as Company’s Vice President and Director effective at the close of business on April 14, 2022. Joseph Byrne resigned from his positions as a Director of the Company effective at the close of business on April 14, 2022. Additionally, Richard Boswell resigned from his positions as the Company’s Senior Executive Vice President and Director effective as of April 15, 2022. The foregoing resignations shall be referred to together herein as the “Resignations”. Subsequent to the effectiveness of the above Resignations, the above named persons no longer hold any positions with the Company. In connection with the Resignations, the Company has entered into the settlement agreements described below with the following persons.

On April 19, 2022, the Company, entered into a settlement agreement with Bahige (Bill) Chaaban (the “Chaaban Settlement Agreement”) pursuant to which the Company agreed to issue Mr. Chaaban 1,785,096 restricted shares of its common stock in exchange for the accrued salary of $133,882.19 owed to Mr. Chaaban as of the date of his resignation from the Company pursuant to his employment agreement with the Company. Pursuant to the Chaaban Settlement Agreement, Mr. Chaaban’s Employment Agreement with the Company dated November 30, 2017, was terminated as of April 14, 2022. Pursuant to the Chaaban Settlement Agreement, Mr. Chaaban agreed to release the Company from any claims, as such term is defined thereunder, that Mr. Chaaban may have against the Company.

On April 19, 2022, the Company, entered into a settlement agreement with Alex Tarrabain (the “Tarrabain Settlement Agreement”) pursuant to which the Company agreed to issue Mr. Tarrabain 1,196,673 restricted shares of its common stock in exchange for the accrued salary of $89,682.19 owed to Mr. Tarrabain as of the date of his resignation from the Company pursuant to his employment agreement with the Company. Pursuant to the Tarrabain Settlement Agreement, Mr. Tarrabain’s Employment Agreement with the Company dated May 21, 2019, was terminated as of April 14, 2022. Pursuant to the Tarrabain Settlement Agreement, Mr. Tarrabain agreed to release the Company from any claims, as such term is defined thereunder, that Mr. Tarrabain may have against the Company.

On April 19, 2022, the Company, entered into a settlement agreement with Rick Purdy (the “Purdy Settlement Agreement”) pursuant to which the Company agreed to issue Mr. Purdy 150,483 restricted shares of its common stock in exchange for the accrued salary of $11,286.19 owed to Mr. Purdy as of the date of his resignation from the Company pursuant to his employment agreement with the Company. Pursuant to the Purdy Settlement Agreement, Mr. Purdy’s Employment Agreement with the Company dated December 6, 2021, was terminated as of April 14, 2022.

On April 19, 2022, the Company, entered into a settlement agreement with Ameen Ferris (the “Ferris Settlement Agreement”) pursuant to which the Company agreed to issue Mr. Ferris 433,096 restricted shares of its common stock in exchange for the accrued salary of $32,482.19 owed to Mr. Ferris as of the date of his resignation from the Company pursuant to his employment agreement with the Company. Pursuant to the Ferris Settlement Agreement, Mr. Ferris’s Employment Agreement with the Company dated April 2, 2021, was terminated as of April 14, 2022.

On April 19, 2022, the Company, entered into a settlement agreement with Richard Boswell (the “Boswell Settlement Agreement”) pursuant to which the Company agreed to issue Mr. Boswell 1,785,096 restricted shares of its common stock in exchange for the accrued salary of $133,882.19 owed to Mr. Boswell as of the date of his resignation from the Company pursuant to his employment agreement with the Company. Pursuant to the Boswell Settlement Agreement, Mr. Boswell’s Employment Agreement with the Company dated November 30, 2017, was terminated as of April 15, 2022.

Dismissal of Independent Registered Accounting Firm

On May 2, 2022, the Board of Directors of the Company approved the dismissal of Mazars USA LLP (“Mazars”), as its independent registered accounting firm, effective immediately. Mazars was engaged by the Company on January 16, 2018. No audit report of Mazars for the years ended December 31, 2021 or December 31, 2020, contained an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of providing an explanatory paragraph stating there was substantial doubt about the Company’s ability to continue as a going concern. During the Company’s two most recent fiscal years and through May 2, 2022, (i) there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Mazars on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Mazars, would have caused Mazars to make reference to the subject matter of such disagreement in connection with its reports on the financial statements for such periods and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Engagement of New Independent Registered Accounting Firm

On May 2, 2022, the Company’s Board approved the appointment of Olayinka Oyebola & Co (“OOC”) as the Company’s new independent registered public accounting firm effective immediately. During the Company’s two most recent fiscal years ended December 31, 2021 and 2020, and the subsequent interim period through May 2, 2022, neither the Company nor anyone acting on its behalf consulted with OOC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, in connection with which either a written report or oral advice was provided to the Company that OOC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Background and Overview

CEN Biotech, Inc. (“we,” “us,” “our” or “CEN” or the “Company”) is a Canadian holding company, incorporated in Canada on August 4, 2013, as a subsidiary of Creative Edge Nutrition, Inc. (“Creative”), a Nevada corporation. Creative separated its planned specialty pharmaceutical business located in Canada by transferring substantially all of the assets and liabilities of the planned specialty pharmaceutical business to CEN and effecting a distribution (the “Spin-Off Distribution”) of CEN common stock to Creative shareholders on February 29, 2016. The Spin-Off Distribution was intended to be tax free for U.S. federal income tax purposes.

Prior to the Spin Off Distribution, the Company initially pursued the cannabis business in Canada and obtained funding to build the initial phase of its comprehensive seed-to-sale facility and applied to obtain a license in Canada to begin operating its state-of-the-art medical marijuana cultivation, processing, and distribution facility in Lakeshore, Ontario.  On March 11, 2015, the Company’s application for a license to produce marijuana for medical purposes was formally rejected by Canadian regulatory authority. On February 1, 2016 the Company commenced legal action against the Attorney General of Canada in the Ontario Superior Court of Justice for damages for detrimental reliance, economic loss, and prejudgment and post judgment interest, costs of the proceeding and other relief that the court may seem just.  As of May 12, 2022 the action in the Ontario Superior Court of Justice is still ongoing.  In the meantime, the Company decided to develop and pursue other businesses that are related to Light Emitting Diode (“LED”) lighting and hemp-based industrial, medical and food products that have a tetrahydrocannabinol (“THC”) that is below 0.3%.

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

Cash	259,470
Accounts receivable	210,536
Property and equipment	97,911
Other assets	244,540
Identifiable intangibles	456,855
Current financial liabilities	(344,591)
Other long-term liabilities	(140,078)
Total identifiable net assets	784,643
Goodwill	1,335,357
Net assets acquired	$2,120,000

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

At March 31, 2022 and December 31, 2021, the Company had advances of $1,299,328 and $1,299,328, respectively, to CEN Ukraine which is a related party. The advances were for the purpose of funding the operations of CEN Ukraine. These advances were substantially used as follows:

●	Approximately $350,000 to operate its office in Kiev;
●	Approximately $445,328 to employ several workers;
●	Approximately $350,000 for performing multiple test crops;
●	Approximately $75,000 for oil processing activities; and
●	Approximately $9,000 for payment of rent.

Plan of Operations

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $150,000 for a total of $1,800,000 for the maximum of 12 months. We have relied and will continue to rely on capital raised from third parties to fund our operating expenses during the following 12 months.

In order to complete our plan of operations, we estimate that $5,000,000 in funds will be required. The source of such funds is anticipated to be from capital raised from third parties. If we fail to generate $5,000,000 of funds from capital raised, we may not be able to fully carry out our plan of operations.

Generally, the funds are planned to be invested as follows: $2.0 million in digital development, $1.2 million in LED lighting manufacturing, and $1.8 million in general operating costs. There can be no assurance that the Company will be able to raise the foregoing funds or proceed as planned.

We hope to reach the following milestones in the next 12 months:

●

May 2022 to December 2024 – The Company intends to explore using the LED Lighting across manufacturing operations and licensing opportunities across multiple industries such as the horticultural industry, as well as the automotive, industrial and commercial lighting industries as follows:

o	Lease production facility expected to take place in June 2022 and we estimate the costs of this to be $400,000 annually.

o	Lease equipment expected to take place in July, 2022 and we estimate the costs of this to be $400,000

o	Hire staff expected to take place in August, 2022 and we estimate the costs of this to be $600,000 annually.

o	Initial raw materials expected to take place in August, 2022 and we estimate the costs of this to be $500,000 one time.

o	Marketing and delivery expected to take place in October, 2022 and we estimate the costs of this to be $300,000 annually.

o	May 2022 to June 2023 – The Company will continue to develop digital media programs and services to accentuate its current service offerings and we estimate the costs of this to be $2,000,000.

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

The following highlights the major goals and activities planned for the next twelve months:

o	Expansion of CCM’s enterprise hosting infrastructure for CCM’s client services and CCM products to address the ongoing growth needs of the business.
o

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

o

The development of the Block Chain Permission Platform has been modified to solely focus on the R&D elements of the offering. Commercialization of the product has been reorganized to be addressed later once we have achieved new internal goals and milestones; however, work continues on the core offering with clear goals and objectives in mind.

o	Continued development of internal efficiency processes and automated systems for tasks such as workflow, billing, subscriptions, security and internal cloud computing.
o

The marketing of both the Chatter and Block Chain product and service are being refined based on new and ongoing information that is being gathers from our target markets and the rapidly changing landscape of the verticals we operate in. As our research continues, we hope to commence marketing efforts in the third quarter of this year when the products are in a completed and in a commercially viable state.

o

The development of digital community project remains at the discovery stage and research continues about the participants and nuances of this space and how we feel we can best serve this vertical. Once a plan is formalized new hires will be recruited to address the specific development needs of this product and service.

o

Continued support and a modest expansion of the core services offered by to our key business partners and direct customers. These services include but are not limited to responsive website design, online chat, social media marketing and landing page development.

o	As part of our renegotiation with Postmedia as are no longer providing the SEO and custom development services going forward.
o	No acquisitions are being considered at this time until the proper financing in place to do so.

Achievement of the milestones will depend highly on our funds and the availability of those funds. There can be no assurance that we will be able to successfully complete such milestones.

Recent Developments

The continued outbreak of a novel coronavirus (COVID-19), which the World Health Organization declared in March 2020 to be a pandemic, continues to spread throughout the United States of America and the globe. Many State Governors issued temporary Executive Orders that, among other stipulations, effectively prohibiting in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. The extent of the ultimate impact of the pandemic on the Company's operational and financial performance will depend on various developments, including the continued duration and spread of the outbreak, and its impact on potential customers, employees, and vendors, all of which cannot be reasonably predicted at this time. While management reasonably expects the COVID-19 outbreak to negatively impact the Company's financial condition, operating results, and timing and amounts of cash flows, the related financial consequences and duration are highly uncertain.

Resignations of Officers and Directors

On April 14, 2022, the following persons resigned from the following positions from the Company. Bahige (Bill) Chaaban resigned from his positions as Chief Executive Officer, President, Chairman of the Board of Directors Company effective at the close of business on April 14, 2022. Alex Tarrabain resigned from his positions as the Company’s Chief Financial Officer and Director effective at the close of business on April 14, 2022. Rick Purdy resigned from his positions as Company’s Senior Vice President of Deals and Acquisitions and Director effective at the close of business on April 14, 2022. Amen Ferris resigned from his positions as Company’s Vice President and Director effective at the close of business on April 14, 2022. Joseph Byrne resigned from his positions as a Director of the Company effective at the close of business on April 14, 2022. Additionally, Richard Boswell resigned from his positions as the Company’s Senior Executive Vice President and Director effective as of April 15, 2022.

The foregoing resignations shall be referred to together herein as the “Resignations”. Subsequent to the effectiveness of the above Resignations, the above name persons no longer hold any positions with the Company.

The Resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices by any of the above persons.

Appointments of Officers and Directors

On April 14, 2022, the Company’s Board of Directors (the “Board”) appointed Brian S. Payne as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors and appointed Lawrence Lehoux as the Company’s President, effective at the close of business on April 14, 2022.

Resignation of Director

On April 19, 2022, Dr. Usamakh Saadikh resigned from his position as a director on the Board of Directors of the Company as well as all other positions with the Company effective immediately. Dr. Usamakh Saadikh, was a member of our Board and the Vice President of International Business Development since June 2018. The foregoing resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices by Dr. Saadikh.

Appointment of Directors

On April 18, 2022, the Board appointed the following persons as members of its Board effective April 18, 2022:

●	Josef Tukacs; and
●	George Dragicevic

Settlement Agreements with Departing Officers and Directors

As reported by the Company on its Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022, on April 14, 2022, the following persons resigned from the following positions from the Company. Bahige (Bill) Chaaban resigned from his positions as Chief Executive Officer, President, Chairman of the Board of Directors Company effective at the close of business on April 14, 2022. Alex Tarrabain resigned from his positions as the Company’s Chief Financial Officer and Director effective at the close of business on April 14, 2022. Rick Purdy resigned from his positions as Company’s Senior Vice President of Deals and Acquisitions and Director effective at the close of business on April 14, 2022. Amen Ferris resigned from his positions as Company’s Vice President and Director effective at the close of business on April 14, 2022. Joseph Byrne resigned from his positions as a Director of the Company effective at the close of business on April 14, 2022. Additionally, Richard Boswell resigned from his positions as the Company’s Senior Executive Vice President and Director effective as of April 15, 2022. The foregoing resignations shall be referred to together herein as the “Resignations”. Subsequent to the effectiveness of the above Resignations, the above named persons no longer hold any positions with the Company. In connection with the Resignations, the Company has entered into the settlement agreements described below with the following persons.

On April 19, 2022, the Company, entered into a settlement agreement with Bahige (Bill) Chaaban (the “Chaaban Settlement Agreement”) pursuant to which the Company agreed to issue Mr. Chaaban 1,785,096 restricted shares of its common stock in exchange for the accrued salary of $133,882.19 owed to Mr. Chaaban as of the date of his resignation from the Company pursuant to his employment agreement with the Company. Pursuant to the Chaaban Settlement Agreement, Mr. Chaaban’s Employment Agreement with the Company dated November 30, 2017, was terminated as of April 14, 2022. Pursuant to the Chaaban Settlement Agreement, Mr. Chaaban agreed to release the Company from any claims, as such term is defined thereunder, that Mr. Chaaban may have against the Company.

On April 19, 2022, the Company, entered into a settlement agreement with Alex Tarrabain (the “Tarrabain Settlement Agreement”) pursuant to which the Company agreed to issue Mr. Tarrabain 1,196,673 restricted shares of its common stock in exchange for the accrued salary of $89,682.19 owed to Mr. Tarrabain as of the date of his resignation from the Company pursuant to his employment agreement with the Company. Pursuant to the Tarrabain Settlement Agreement, Mr. Tarrabain’s Employment Agreement with the Company dated May 21, 2019, was terminated as of April 14, 2022. Pursuant to the Tarrabain Settlement Agreement, Mr. Tarrabain agreed to release the Company from any claims, as such term is defined thereunder, that Mr. Tarrabain may have against the Company.

On April 19, 2022, the Company, entered into a settlement agreement with Rick Purdy (the “Purdy Settlement Agreement”) pursuant to which the Company agreed to issue Mr. Purdy 150,483 restricted shares of its common stock in exchange for the accrued salary of $11,286.19 owed to Mr. Purdy as of the date of his resignation from the Company pursuant to his employment agreement with the Company. Pursuant to the Purdy Settlement Agreement, Mr. Purdy’s Employment Agreement with the Company dated December 6, 2021, was terminated as of April 14, 2022.

On April 19, 2022, the Company, entered into a settlement agreement with Ameen Ferris (the “Ferris Settlement Agreement”) pursuant to which the Company agreed to issue Mr. Ferris 433,096 restricted shares of its common stock in exchange for the accrued salary of $32,482.19 owed to Mr. Ferris as of the date of his resignation from the Company pursuant to his employment agreement with the Company. Pursuant to the Ferris Settlement Agreement, Mr. Ferris’s Employment Agreement with the Company dated April 2, 2021, was terminated as of April 14, 2022.

On April 19, 2022, the Company, entered into a settlement agreement with Richard Boswell (the “Boswell Settlement Agreement”) pursuant to which the Company agreed to issue Mr. Boswell 1,785,096 restricted shares of its common stock in exchange for the accrued salary of $133,882.19 owed to Mr. Boswell as of the date of his resignation from the Company pursuant to his employment agreement with the Company. Pursuant to the Boswell Settlement Agreement, Mr. Boswell’s Employment Agreement with the Company dated November 30, 2017, was terminated as of April 15, 2022.

Dismissal of Independent Registered Accounting Firm

On May 2, 2022, the Board of the Company approved the dismissal of Mazars USA LLP (“Mazars”), as its independent registered accounting firm, effective immediately. Mazars was engaged by the Company on January 16, 2018. No audit report of Mazars for the years ended December 31, 2021 or December 31, 2020, contained an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of providing an explanatory paragraph stating there was substantial doubt about the Company’s ability to continue as a going concern. During the Company’s two most recent fiscal years and through May 2, 2022, (i) there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Mazars on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Mazars, would have caused Mazars to make reference to the subject matter of such disagreement in connection with its reports on the financial statements for such periods and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Engagement of New Independent Registered Accounting Firm

On May 2, 2022, the Company’s Board approved the appointment of Olayinka Oyebola & Co (“OOC”) as the Company’s new independent registered public accounting firm effective immediately. During the Company’s two most recent fiscal years ended December 31, 2021 and 2020, and the subsequent interim period through May 2, 2022, neither the Company nor anyone acting on its behalf consulted with OOC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, in connection with which either a written report or oral advice was provided to the Company that OOC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $46,221,218 at March 31, 2022 and had no committed source of debt or equity financing. The Company did not have any operating revenue until the acquisition of Clear Com Media, Inc. on July 9, 2021 and such amounts are not expected to be sufficient to sustain ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 5, 6, 7, and 8. The Company will continue to raise additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. The COVID-19 pandemic has hindered the Company’s ability to raise capital. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

Results of Operations for the Three-Months Ended March 31, 2022 and 2021::

The following tables reflect our operating results for the three-months ended March 31, 2022 and 2021, respectively:

	Three-months ended
Operating Summary	March 31, 2022	March 31, 2021	Change
Revenues, net	$340,260	$-	100%
Cost of Goods Sold	-	-	-
Gross Profit	340,260	-	-
Operating Expenses	480,136	344,840	(39.2%)
Loss from Operations	139,876	344,840	59.4%
Other Expense	118,993	278,195	57.2%
Net Loss	$258,869	$623,035	58.4%

Revenue

We have not recognized revenue during the three-months ended March 31, 2021 and 2020, as we have not commenced revenue generating operations to date.

Operating Expenses

During the three months ended March 31, 2022, our operating expenses were $480,260 compared to $344,480 during the three months ended March 31, 2021. During the three months ended March 31, 2022, our operating expenses were comprised of salary and consulting fees of $47,011, and general and administrative expenses of $433,125. By comparison, during the three months ended March 31, 2021, our operating expenses were comprised of salary and consulting fees of $31,200, stock-based compensation expense of $75,750, and general and administrative expenses of $237,890. Expenses incurred during the three months ended March 31, 2022 compared to three months ended March 31, 2021 increased primarily due to the acquisition of Clear Com Media and its associated expenses.

Other Income and Expense Items

During the three months ended March 31, 2022, our other expense, net was $117,159 compared to $278,195 during the three months ended March 31, 2021. During the three months ended March 31, 2022, our other income and expense items were comprised of interest expense of $124,236, foreign exchange loss of $7,077. By comparison, during the three months ended March 31, 2021, our other income and expense items were comprised of interest expense of $253,264, interest income of $594, and foreign exchange loss of $24,725. The decrease during the period is due to a decrease in interest expense driven by the conversion of certain debt instruments to shares in 2021

Income Taxes

As of March 31, 2022, the Company has net operating loss carryforwards of approximately $46,221,218 that may be available to reduce future years’ taxable income. As of March 31, 2022, the Company has a deferred tax asset of approximately $3,500,000 which has been completely offset by a valuation allowance. The Company believes that it is more likely than not that the carryforwards will expire unused as the Company has not been able to commence revenue-generating activities to date.

Net Loss

Our net loss during the three months ended March 31, 2022 was $258,869 compared to a net loss of $623,035 during the three months ended March 31, 2021 due to the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, our liquid assets consisted of cash of $135,178 and $193,198, respectively.

As of March 31, 2022, our indebtedness includes accrued interest of $1,396,563, accrued interest to related parties of $1,962,816, as well as loans payable, loans payable to related parties, convertible notes, and convertible notes to related parties totaling $5,196,349. We expect our operating and administrative expenses to be at least $1,800,000 annually.

Loans payable - related party consists of the following at March 31, 2022 and December 31 2021:

	2022	2021
Loan payable in default due to the spouse of Bill Chaaban, former CEO of CEN, which bears an interest at 12% per annum. This loan matured on August 17, 2020.	$1,388,122	$1,388,122

Loans payable in default to a former director of Creative, former parent company, bear interest at 10% per annum. This are unsecured loans that matured on December 31, 2018.	601,500	601,500

Loan payable in default to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the former CEO of CEN, bearing interest at 8% per annum. This is an unsecured loan that matured on October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loans payable in default to the spouse of Bill Chaaban, former CEO of CEN, for the original amounts of CAD 48,630 and USD $198,660, bear interest at 10% per annum. These are unsecured loans that matured on December 31, 2018.	237,019	237,019

Loan payable to the spouse of Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan that matures on April 16, 2022.	100,000	100,000

Loan payable to Alex Tarrabain, former CFO and a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan that matures on April 16, 2022.	75,000	75,000

Loan payable to Joseph Byrne, a 5% shareholder and former CEO, and current President and member of the board of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This loan was repaid in June 2021.	-	-

Total loans payable - related party (all current)	$2,701,641	$2,701,641

Convertible notes payable consists of the following at March 31, 2022 and December 31 2021:

	2022	2021
Convertible notes payable in default to multiple private investors, including certain notes in default, bearing interest at 5% per annum with conversion rights for 363,767 common shares, which matured at various dates between May 2018 and October 2021.	$576,472	$576,472

Convertible notes payable with beneficial conversion features at original issuance to multiple private investors, bearing interest at 5% per annum with conversion rights for 550,965 common shares, maturing at various dates between June 2022 and December 2022.	145,000	145,000

Convertible note payable, due on demand, for the original amount of CAD 1,104,713, bearing interest at 7% per annum which had conversion rights for 335,833 common shares. Effective August 17, 2021, the note was amended and reclassified to loans payable as the conversion feature was removed, see Note 9.	-	-

Total convertible notes payable	721,472	721,472
Less unamortized debt discount	78,142	78,142

Total convertible notes payable, net of unamortized debt discount	643,330	643,330
Less current portion	643,330	643,330

Convertible notes payable, less current portion	$-	$-

Convertible notes - related party consists of the following at March 31, 2022 and December 31 2021:

	2022	2021

Convertible notes, in default, due to Joseph Byrne, former CEO, and current President and member of the board of CEN, bearing interest at 12% per annum. This note is convertible to 76,123 common shares and matured on August 17, 2020.	$121,796	$121,796

Convertible notes with beneficial conversion features due to the parents of Jeffery Thomas, a Director of CEN, bearing interest at 5% per annum. These notes are convertible to 94,488 common shares with a maturity date of May 24, 2022.	48,000	48,000

Convertible note, in default, due to the spouse of Bill Chaaban, former CEO of CEN, which bears an interest at 12% per annum. This note was convertible to 867,576 common shares and matured on August 17, 2020. Effective August 17, 2021, the note was amended and reclassified as the conversion feature was removed, see Note 10.	-	-

Convertible notes due to Harold Aubrey de Lavenu, a Vice President and Director of CEN, bearing interest at 5% per annum. On October 12, 2021, this note was converted to 548,980 common shares.	-	-

Convertible note due to Alex Tarrabain, former CFO and a Director of CEN, bearing interest at 5% per annum. On April 10, 2021, this note was converted to 30,000 common shares.	-	-

Convertible note due to Darren Ferris, brother of Ameen Ferris, a Vice President and a Director of CEN, bearing interest at 5% per annum. On April 26, 2021, this note was converted to 12,500 common shares.	-	-

Total convertible notes payable – related parties	169,796	169,796

Less unamortized debt discount	7,157	7,157

Total convertible notes payable - related parties (all current)	$162,639	$162,639

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Three-months ended March 31, 2022 and 2021

Cash Flows from Operating Activities

During the three months ended March 31, 2022, we used $58,020 in operating activities compared to $61,128 used in operating activities during the three months ended March 31, 2021. The decrease in the use of operating cash between the two periods related primarily to a decrease in our overall net loss driven by decreased levels of interest expense and collections on other receivables, as offset by an unfavorable change in exchange rates.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the three months ended March 31, 2022 was $0 compared to $50,000 during the three months ended March 31, 2021. During the three months ended March 31, 2021, our use of cash flows for investing activities were comprised of advances to CEN Ukraine of $50,000. By comparison, during the three months ended March 31, 2022, we did not have any cash flows from investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, we received $0 through issuance of convertible notes to investors to fund our working capital requirements. During the three months ended March 31, 2021, we received $110,000 through issuance of convertible notes to investors to fund our working capital requirements.

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

No pronouncements were adopted by the Company during the quarter ended March 31, 2022.

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

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were not effective.

Management recognized the need for additional resources in the area of accounting and financial reporting controls and procedures. As a result, we have outsourced the accounting and financial reporting oversight roles to a qualified accounting firm with public company reporting expertise.

(b) Changes in internal control over financial reporting.

In April of 2022, the Company had management changes to its officers and directors, including the resignations of the Company’s Chief Executive Officer and Chief Financial Officer, and Brian S. Payne was appointed as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, as further described in the Company’s 8-K filings and elsewhere in this quarterly report. Additionally, in May of 2022, the Company changed its independent registered accounting firm as further described in the Company’s 8-K filings and elsewhere in this quarterly report. Further, in May of 2022, the Company changed its outside accounting service provider to a new third party firm.

Other than the foregoing, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-months ended March 31, 2022, the Company made the following issuances of shares of its common stock pursuant to certain Settlement Agreements:

●

Pursuant to the Bahige (Bill) Chaaban (the “Chaaban Settlement Agreement”) the Company issued Mr. Chaaban 1,785,096 restricted shares of its common stock in exchange for the accrued salary of $133,882.19 owed to Mr. Chaaban as of the date of his resignation from the Company pursuant to his employment agreement with the Company.

●

Pursuant to the Alex Tarrabain (the “Tarrabain Settlement Agreement”) the Company issued Mr. Tarrabain 1,196,673 restricted shares of its common stock in exchange for the accrued salary of $89,682.19 owed to Mr. Tarrabain as of the date of his resignation from the Company pursuant to his employment agreement with the Company.

●

Pursuant to the Rick Purdy (the “Purdy Settlement Agreement”) the Company the Company issued Mr. Purdy 150,483 restricted shares of its common stock in exchange for the accrued salary of $11,286.19 owed to Mr. Purdy as of the date of his resignation from the Company pursuant to his employment agreement with the Company.

●

Pursuant to the Ameen Ferris (the “Ferris Settlement Agreement”) the Company issued Mr. Ferris 433,096 restricted shares of its common stock in exchange for the accrued salary of $32,482.19 owed to Mr. Ferris as of the date of his resignation from the Company pursuant to his employment agreement with the Company.

●

Pursuant to the Richard Boswell (the “Boswell Settlement Agreement”) the Company issued Mr. Boswell 1,785,096 restricted shares of its common stock in exchange for the accrued salary of $133,882.19 owed to Mr. Boswell as of the date of his resignation from the Company pursuant to his employment agreement with the Company.

During the three-months ended March 31, 2022, CEN entered into loans and associated extension agreements with various parties and also settled an accrued liability. In consideration for such loans and associated extensions, along with the settlement of an accrued liability, CEN granted various individuals a total aggregate amount of 418,667 unregistered shares of common stock of CEN during the three -months ended March 31, 2022.

The above issuances of shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

CEN has a payment default with respect to certain unsecured convertible loans payable to private investors and related parties, in the principal amount of $805,969 and which bear interest at 5% per annum which were due prior to March 31, 2022. The aggregate amounts due under these loans as of March 31, 2022, including accrued interest, is approximately $1,500,000. Interest and default interest and related fees currently accrue at approximately $96,000 per quarter.

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

10.1

Settlement Agreement dated April 19, 2022 between the registrant and Bahige (Bill) Chaaban. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022).

10.2

Settlement Agreement dated April 19, 2022 between the registrant and Alex Tarrabain. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022).

10.3

Settlement Agreement dated April 19, 2022 between the registrant and Rick Purdy. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022).

10.4

Settlement Agreement dated April 19, 2022 between the registrant and Ameen Ferris. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022).

10.5

Settlement Agreement dated April 19, 2022 between the registrant and Richard Boswell. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022).

31.1	Certification of Chief Executive and Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

* Filed herewith.

b.     Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2022

CEN BIOTECH, INC.

By:	/s/ Brian S. Payne
Name:	Brian S. Payne
Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2022	/s/ Brian S. Payne
Name: Brian S. Payne
Title: Chief Financial Officer (Principal Financial and Accounting Officer)