Form 10-Q
period 2022-06-30
CEN BIOTECH INC
filed 2022-08-22
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022, there were 61,804,729, shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$66,046	$193,198
Accounts receivable	103,914	193,094
Prepaid expenses and other assets	39,768	50,530
Income taxes refundable	35,399	35,399
Loan receivable from Emergence Global Enterprises Inc. - related party	-	-

Total current assets	245,127	472,221

Other assets
Operating lease right-of-use assets	111,853	138,103
Other receivable	5,338	-
Note receivable - CEN Biotech Ukraine LLC - related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC - related party	1,299,328	1,299,328
Property and equipment, net	77,399	97,403
Deferred income taxes	2,720	2,720
Intangible assets, net	4,972,976	5,072,031
Goodwill	1,314,134	1,314,134

Total assets	$8,073,734	$8,440,799

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$396,303	$440,332
Accounts payable – related parties	75,561	101,422
Loans payable	1,688,793	1,688,793
Loans payable – related parties	2,701,641	2,701,641
Convertible notes payable, net of unamortized discount	713,330	643,330
Convertible notes payable, net of unamortized discount - related parties	162,639	162,639
Accrued interest	1,427,791	1,361,689
Accrued interest – related parties	1,977,812	1,873,455
Operating lease liabilities	115,709	103,908
Governmental assistance payable	145,333	145,333
Accrued expenses	322,158	638,073

Total current liabilities	9,727,070	9,860,615

Operating lease liabilities, less current portion	174,082	206,763
CEBA loan payable	31,552	31,552

Total liabilities	9,932,704	10,098,930

Commitments and contingencies (Notes 4, 11, 12, 18, 19, 24, and 25)

Shareholders’ deficit
Common stock; unlimited authorized shares; 61,804,729 and 55,957,743 issued and outstanding as of June 30, 2022, and December 31, 2021, respectively. No par value.	-	-
Additional paid-in capital	44,746,286	44,339,973
Accumulated deficit	(46,569,501)	(45,964,183)
Accumulated other comprehensive loss	(35,755)	(33,921)
Total shareholders’ deficit	(1,858,970)	(1,658,131)
Total liabilities and shareholders’ deficit	$8,073,734	$8,440,799

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Consolidated Statements of Operations and Other Comprehensive (Loss) Income

Period ended June 30, 2022, and 2021

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue	$542,477		$882,737

Operating expenses
Consulting fees	$148,839	$897,000	$195,850	$897,000
Consulting fees – related parties		46,800	-	78,000
Stock based compensation		14,925,572	-	15,001,322
General and administrative	693,611	394,205	1,126,736	632,095

Total operating expenses	842,450	16,263,577	1,322,586	16,608,417

Loss from operations	(299,973)	(16,263,577)	(439,849)	(16,608,417)

Other income (expense)
Interest expense	(31,227)	(162,975)	(66,102)	(293,603)
Interest expense – related parties	(14,996)	(113,414)	(104,357)	(236,650)
Interest income	53	-	53	394
Change in fair value of patent acquisition liability		1,078,000		1,078,000
Foreign exchange (loss) gain	(2,140)	(2,140)	(9,217)	(55,924)

Other income (expense), net	(48,310)	770,412	(167,303)	492,217

Net (loss) income	$(348,283)	$(15,493,165)	$(607,152)	$(16,116,200)
Other comprehensive loss - Foreign currency translation	-	-	-	-
Comprehensive (loss) income	$(348,283)	$(623,035)	$(607,152)	$-

Net loss per share:
Basic and diluted	$(0.00)	$(0.06)	$(0.00)	$(0.11)

Weighted average number of shares outstanding
Basic and diluted	61,341,187	27,207,044	61,341,187	27,091,577

CEN BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

Period ended June 30, 2022, and December 31, 2021

					Accumulated
		Common	Additional		Other	Total
	Common	Shares	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balances, January 1, 2021	27,557,363	$-	$17,068,810	$(27,060,527)	$-	$(9,991,717)

Stock-based compensation	-	-	75,750	-	-	75,750
Issuance of common stock – Interest shares	45,000	-	62,100	-	-	62,100
Issuance of common stock – Settlement of accrued liability	8,369	-	13,390	-	-	13,390
Net loss	-	-	-	(623,035)	-	(623,035)
Balances, March 31, 2021	27,610,732	$-	$17,220,050	$(27,683,562)	$-	$(10,463,512

Balances, January 1, 2022	55,957,743	-	44,339,973	(45,964,183)	(33,921)	(1,658,131)
Net loss	-	-	-	(257,035)	(1,834)	(258,869)
Balances, March 31, 2022	55,957,743	$-	$44,339,973	$(46,221,218)	$(35,755)	$(1,917,000)
Issuance of common stock-Employment settlement agreement	5,350,444	-	401,283	-	-	401,283
Issuance of common stock-Interest shares	33,000	-	5,030	-	-	5,030
Net loss		-	-	(348,283)	-	(348,283)
Balances, June 30, 2022	61,804,729	$-	$44,746,286	$(46,569,501)	$(35,755)	$(1,858,970)

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Period ended June 30, 2022, and December 31, 2021

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(607,152)	$(16,116,200)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	20,004	-
Amortization	99,055	212,406
Amortization of debt discount		75,755
Lease expense		10,749
Stock-based compensation – employees	-	15,001,322
Stock-based compensation – non-employees		897,000
Shares issued for interest	5,030	103,350
Change in fair value of patent acquisition liability		(1,078,000)
Foreign exchange loss (gain)		55,924
Changes in operating assets and liabilities which provided (used) cash
Account Receivables	89,180	-
Operating lease liabilities	(20,880)	-
Prepaid expenses and other assets	10,762	8,075
Other receivable	20,912	89,370
Accounts payable	(44,029)	59,459
Accounts payable – related parties	(25,861)	-
Accrued interest – related and non-related parties	170,459	325,327
Accrued expenses	(138,587)	78,000

Net cash used in operating activities	(421,107)	(277,463)

Cash flows used in investing activities
Advances to CEN Biotech Ukraine LLC	-	(120,000)

Cash flows provided by financing activities
Repayment of loans payable - related parties		(50,000)
Issuance of convertible notes	70,000	408,395
Additional paid in capital	406,313	-
Issuance of convertible notes – related parties	-	48,000

Net cash provided by financing activities	476,313	406,395

Net increase in cash and cash equivalents	55,206	8,932

Cash and cash equivalents, beginning of period	10,840	1,908
Cash and cash equivalents, end of period	$66,046	$10,840
Supplemental cash flows disclosures
Cash paid for interest	$-	$25,821
Non-cash transactions - investing and financing activities
Issuance of common stock - settlement of interest	$5,030	$78,893
Issuance of common stock - settlement of accrued liability	$401,283	$13,390
Issuance of common stock – upon conversion of convertible notes	$-	$4,855,861
Issuance of common stock – upon conversion of convertible notes - related parties	$-	$68,000
Beneficial conversion feature in connection with issuance of convertible notes		$111,306

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2022, and December 31, 2021

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For the three-months ended June 30, 2022, and 2021, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

Recent Developments

In April of 2021, the Company’s common stock began to be quoted on the OTC Link alternative trading system (operated by OTC Markets Group Inc.) under the trading symbol “CENBF” on the OTC Pink tier. There is no assurance that an active trading market for our shares will develop or will be sustained if developed.

Recently Adopted Accounting Pronouncements

No pronouncements were adopted by the Company during the three-month period ended June 30, 2022.

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

NOTE 2 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying condensed consolidated financial statements have been prepared in contemplating the continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $46,569,501 At June 30, 2022 and had no committed source of additional debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 5, 6, 7, and 8. The Company will continue to raise additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. The COVID-19 pandemic has hindered the Company’s ability to raise capital. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Appointment of Directors

On April 18, 2022, the Board appointed the following persons as members of its Board effective April 18, 2022:

●	Josef Tukacs

●	George Dragicevic

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

NOTE 3 – ADVANCES TO CEN BIOTECH UKRAINE AND ACQUISITION OF CLEAR COM MEDIA

At June 30, 2022 and December 31, 2021, the Company had advances of $1,229,328 and $1,229,328, respectively, to CEN Biotech Ukraine, LLC, a related party (see Note 11). The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC.

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

In March 2018, the Tesla agreement was amended to replace the $5 million stock consideration commitment with a commitment to issue one million registered shares of CEN common stock with a closing date of September 30, 2018. On October 4, 2018, this agreement was amended to extend the closing date to December 15, 2018. On April 3, 2019, the Company entered into an amendment which extended the closing date of the agreement to December 31, 2019. On March 16, 2020 the Company entered into an amendment extending the closing date until December 31, 2021. The March 2018 modification of the agreement converted a fixed value of shares to a fixed number of shares. Accordingly, the liability was reduced and additional paid in capital was increased by $4,380,000 to reflect the fair value of the shares committed at the date of the amendment. As of both June 30, 2022 and December 31, 2021, the fair value of this liability was $1,380,000. This liability will be remeasured at each reporting date using the current fair value of CEN’s common shares.

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

The intangible asset consists of the following at:

	2022	2021	Estimated Useful Life (years)

Lighting patent	$6,797,000	$6,797,000	16
Product technology	276,080	276,080	n/a
Customer relationships	149,872	149,872	7
Capitalized software development costs	105,730	105,730	n/a
Trade names	23,664	23,664	3
Total identifiable intangible assets	7,352,346	7,352,346
Less: Accumulated amortization	2,379,370	2,280,315

Net	$4,972,976	$5,072,031

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

NOTE 5 – LOANS PAYABLE

Loans payable consist of the following At June 30, 2022and December 31 2021:

	2022	2021
Loans payable, on demand, to a private investor for the original amount of CAD 1,104,713, bearing interest at 7% per annum.	$871,398	$871,398

Loans payable in default to multiple private investors bearing an interest at rates of up to 12% per annum, which matured at various dates between June 2018 and May 2021.	592,395	592,395

Loan payable in default to an individual, issued April 13, 2018, with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan which matured on April 16, 2022.	100,000	100,000

Loan payable to Global Holdings International, LLC, which bears interest at 15% per annum after defaulting on the maturity date of June 30, 2016. This note was previously secured by equipment that the Company disposed of on August 1, 2020.	75,000	75,000

Loan payable to an individual, issued January 17, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This is an unsecured loan which matured on July 16, 2021.	50,000	50,000

Mortgage payable to ARG & Pals, Inc., for the original amount of CAD 385,000. The mortgage bears interest at 22% per annum, is unsecured, and matured on September 21, 2021. This was assumed on October 7, 2021 by the Sellers as described in Note 8.	-	-

Total loans payable (all current)	$1,688,793	$1,688,793

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

NOTE 6 – LOANS PAYABLE- RELATED PARTY

Loans payable - related party consists of the following At June 30, 2022 and December 31 2021:

	2022	2021
Loan payable in default due to the spouse of Bill Chaaban, former CEO of CEN, which bears an interest at 12% per annum. This loan matured on August 17, 2020.	$1,388,122	$1,388,122

Loans payable in default to a former director of Creative, former parent company, bear interest at 10% per annum. This are unsecured loans that matured on December 31, 2018.	601,500	601,500

Loan payable in default to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the former CEO of CEN, bearing interest at 8% per annum. This is an unsecured loan that matured on October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loans payable in default to the spouse of Bill Chaaban, former CEO of CEN, for the original amounts of CAD 48,630 and USD $198,660, bear interest at 10% per annum. These are unsecured loans that matured on December 31, 2018.	237,019	237,019

Loan payable to the spouse of Joseph Byrne, a 5% shareholder and former President, CEO and member of the board of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan that matured on April 16, 2022.	100,000	100,000

Loan payable to Alex Tarrabain, former CFO and Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan that matured on April 16, 2022.	75,000	75,000

Loan payable to Joseph Byrne, a 5% shareholder and former President, CEO, and Member of the board of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This loan was repaid in June 2021.	-	-

Total loans payable – related party (all current)	$2,701,641	$2,701,641

Attributable related party accrued interest was $671,665 and $568,969 as of December 31, 2021 and 2020, respectively. Interest expense attributable to related party loans was $189,182 and $202,640 in 2021 and 2020, respectively.

During both June 30 2022 and December 31, 2021, 33,000 and 96,000 common shares, respectively, were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during June 30, 2022 and 2020, $5,030 and $81,302 in related party interest expense and additional paid-in capital was recorded, respectively.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes payable consists of the following At June 30, 2022 and December 31 2021:

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

Convertible note payable for the original amount of USD 70,000, bearing interest at 8% per annum which had conversion rights after 180 days and a due date of May 23, 2023. The Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). “Market Price” means the lowest Trading Price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

	70,000	-

Total convertible notes payable	791,472	721,472
Less unamortized debt discount	78,142	78,142

Total convertible notes payable, net of unamortized debt discount	713,330	643,330
Less current portion	713,330	643,330

Convertible notes payable, less current portion	$-	$-

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

During the year 2022, certain private investors elected to exercise their convertible notes payable totaling $100,000 in exchange for 416,667 common shares. As a result, the associated convertible notes have been extinguished and reclassified as additional paid in capital.

During 2021, certain private investors elected to exercise their convertible notes payable totaling $5,173,785 in exchange for 3,488,883 common shares. As a result, the associated convertible notes have been extinguished and reclassified as additional paid in capital. There were no such elections to convert any of the convertible notes payable during 2021.

As of August 14, 2022, we are currently in default of $576,472 of convertible notes payable, which are convertible into 363,767 shares of common stock. There were no new notes issued during Q1 2022 and $70,000 in new notes during Q2 2022

NOTE 8 – CONVERTIBLE NOTES – RELATED PARTY

Convertible notes – related party consists of the following At June 30, 2022 and December 31 2021:

	2022	2021

Convertible notes, in default, due to Joseph Byrne, former President, CEO, and Member of the board of CEN, bearing interest at 12% per annum. This note is convertible to 76,123 common shares and matured on August 17, 2020.	$121,796	$121,796

Convertible notes with beneficial conversion features due to the parents of Jeffery Thomas, a Director of CEN, bearing interest at 5% per annum. These notes are convertible to 94,488 common shares with a maturity date of May 24, 2022.	48,000	48,000

Total convertible notes payable – related parties	169,796	169,796

Less unamortized debt discount	7,157	7,157

Total convertible notes payable - related parties (all current)	$162,639	$162,639

Attributable related party accrued interest was $1,977,812 and $1,201,790 as of June 30, 2022, and December 31, 2021, respectively. Interest expense attributable to related party convertible notes was $104,357 and $229,318 in June 2022 and December 2021, respectively.

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

As of August 14, 2022, we are currently in default of $121,796 of convertible notes payable, which are convertible into 76,123 shares of common stock.

NOTE 9 – INCOME TAXES

The Company has elected to file separate Canadian income tax returns for CEN (growth) and for CCM (digital).

Growth:

As of June 30, 2022, CEN has net operating loss carry forwards of approximately $46,569,501 that may be available to reduce future years’ taxable income. Such carry forwards typically expire after 20 years. CEN currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, because CEN believes that it is more likely than not that the carryforwards will expire unused and accordingly, CEN has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the years ended December 31:

	2022	2021

Deferred tax asset - net operating losses	$8,300,000	$3,400,000
Deferred tax asset valuation allowance	(8,300,000)	(3,400,000)

Net deferred tax asset	$-	$-

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

During the quarter end, 5,350,444 common shares was issued to former employee as settlement of employment related liability.

During the year 2022, 33,000 common shares was issued as share interest on loan payables.

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

Non-vested restricted stock award activity for the years ended June 30, 2022 and 2021 are as follows:

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

NOTE 13 – NET LOSS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. Based on the Company’s application of the as converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses as of December 31, 2021. During 2020, the potential common shares from the Tesla Agreement, which were contingent on certain events as described in Note 8, were excluded as the effect of conversion was anti-dilutive. Common stock equivalents that were excluded for the period ended June 30, and December 2021 because they were anti-dilutive are as follows:

	2021	2020
Convertible debt	1,085,343	-
Tesla agreement	-	1,000,000

The following table shows the computation of basic and diluted earnings per share for 2021:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$607,152	61,341,187	$0.00

Effect of Dilutive Securities
Convertible debt	-	-	-

Diluted EPS
Income available to common stockholders with assumed conversions	$607,152	61,341,187	$0.00

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

The fair value of the Company’s financial instruments are as follows:

	Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At June 30, 2022:
Cash and cash equivalents	$66,046	$-	$66,046	$-	$66,046
Note receivable – CEN Biotech Ukraine, LLC – related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC - related party	$1,299,328	$-	$-	$1,299,328	$1,299,328
Loans payable	$1,688,793	$-	$-	$1,688,793	$1,688,793
Loans payable – related parties	$2,701,641	$-	$-	$-	$-
Convertible notes payable	$713,330	$-	$-	$713,330	$713,330
Convertible notes payable – related parties	$162,639	$-	$-	$-	$-
CEBA loan payable	$47,400	$-	$-	$47,400	$47,400

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2020:
Cash and cash equivalents	$193,198	$-	$193,198	$-	$193,198
Note receivable – CEN Biotech Ukraine, LLC – related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC - related party	$1,299,328	$-	$-	$1,299,328	$1,299,328
Loans payable	$1,688,793	$-	$-	$1,688,793	$1,688,793
Loans payable – related parties	$2,701,641	$-	$-	$-	$-
Convertible notes payable	$643,330	$-	$-	$1,890,736	$1,890,736
Convertible notes payable – related parties	$162,639	$-	$-	$-	$-
CEBA loan payable	$31,552	$-	$-	$31,552	$31,552

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

NOTE 16 – SUBSEQUENT EVENTS

On May 24, 2022, CEN Biotech, Inc., an Ontario, Canada corporation (the “Company”) entered into a Patent Purchase and Assignment Agreement (the “Agreement”) with Emergence Global Enterprises Inc., a corporation incorporated pursuant to the laws of British Columbia, Canada (the “Buyer”). Pursuant to the Agreement, the Company agreed to sell its entire right, title and interest in Registered U.S. Patent No. 8,723,425, Light Emitting Diode Driver Circuit, issued May 13, 2014, in and to the inventions therein set forth and any reissue, reexamination, renewal, divisional, or continuation thereof (the “Patent”) to the Buyer, in exchange for the amount of seven million, four hundred and forty thousand Dollars (CAD $7,440,000), which was agreed to be paid through the issuance of 62,000,000 Common Shares of the Buyer (the “Shares”) at a deemed issue price of $0.12 per share (the “Payment”) constituting 44.17% of the Buyer’s issued and outstanding capital stock. Pursuant to the Agreement, the Payment will fully satisfy all payment obligations under the Agreement to the Company. Pursuant to the Agreement, the Company agreed to be fully responsible for, and the Buyer shall not be liable to the Company or any other person or entity for any dispute regarding, allocation of the Payment made under the Agreement. Pursuant to the Agreement, the Company agreed to pay any maintenance fees, annuities, and the like due or payable on the Patent until the closing date of the Agreement.

On July 19, 2022, pursuant to a Termination of Patent Purchase and Assignment Agreement (“Termination Agreement”), the Company and Buyer agreed to terminate the Agreement as of the “Effective Termination Date”, as defined in the Agreement, and the Agreement shall thereafter be null and void, and of no further force or effect. Furthermore, each the Company and Buyer recognize that neither party shall have any ongoing rights or obligations pursuant to the Agreement.

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

At June 30, 2022and December 31, 2021, the Company had advances of $1,229,328 and $1,229,328, respectively, to CEN Ukraine which is a related party. The advances were for the purpose of funding the operations of CEN Ukraine. These advances were substantially used as follows:

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

Entry into Patent and Assignment Agreement

On May 24, 2022, the Company entered into a Patent Purchase and Assignment Agreement (the “Agreement”) with Emergence Global Enterprises Inc., a corporation incorporated pursuant to the laws of British Columbia, Canada (the “Buyer”). Pursuant to the Agreement, the Company agreed to sell its entire right, title and interest in Registered U.S. Patent No. 8,723,425, Light Emitting Diode Driver Circuit, issued May 13, 2014, in and to the inventions therein set forth and any reissue, reexamination, renewal, divisional, or continuation thereof (the “Patent”) to the Buyer, in exchange for the amount of seven million, four hundred and forty thousand Dollars (CAD $7,440,000), which was agreed to be paid through the issuance of 62,000,000 Common Shares of the Buyer (the “Shares”) at a deemed issue price of $0.12 per share (the “Payment”) constituting 44.17% of the Buyer’s issued and outstanding capital stock. Pursuant to the Agreement, the Payment will fully satisfy all payment obligations under the Agreement to the Company. Pursuant to the Agreement, the Company agreed to be fully responsible for, and the Buyer shall not be liable to the Company or any other person or entity for any dispute regarding, allocation of the Payment made under the Agreement. Pursuant to the Agreement, the Company agreed to pay any maintenance fees, annuities, and the like due or payable on the Patent until the closing date of the Agreement.

The closing of the Agreement subject to certain customary closing conditions, including, but not limited to, the Buyer having received approvals of the Canadian Securities Exchange for the Agreement and the transactions contemplated thereby and such approvals must be valid and in effect as of the closing date of the Agreement. Additionally the closing of the Agreement is subject to the approval of the shareholders of the Buyer. Additionally, between the date of entry into the Agreement, and the closing date of the Agreement, there must be no material adverse effect, as such term is defined in the Agreement, occurring with regards to the Buyer. Additionally, between the date of entry into the Agreement, and the closing date of the Agreement, the Buyer and the Company agreed to conduct their business and operations of the Buyer in the ordinary course of business and in compliance with all applicable laws. Additionally, between the date of entry into the Agreement, and the closing date of the Agreement, the Buyer agreed, without the written consent of the Company, including but not limited to, not to issue any dividends, amend its organizational documents, incur any indebtedness, recognize any labor union, or enter into any material transaction other than in the ordinary course of business. Additionally, between the date of entry into the Agreement, and the closing date of the Agreement, the Company agreed not to amend its organizational documents and not to effect any merger, consolidation, share exchange or business combination that would transfer the Patent to any other person.

The Agreement can be terminated at any time prior to closing by mutual written consent of the parties. The Company may terminate the Agreement if the Buyer breaches any of the closing conditions applicable to it under the Agreement. The Buyer may terminate the Agreement if the Company breaches any of the closing conditions applicable to it under the Agreement.

Pursuant to the Agreement, the Company agreed to indemnify the Buyer against any and all out-of-pocket loss, cost, payments, demand, penalty, forfeiture, expense, liability, judgment, deficiency or damage, and diminution in value or claim (including actual costs of investigation and attorneys’ fees and other costs and expenses) (all of the foregoing collectively, “Losses”) incurred or sustained by the Buyer as a result of or in connection with (i) any breach, inaccuracy or nonfulfillment or the alleged breach, inaccuracy or nonfulfillment of any of the representations, warranties, covenants and agreements of the Company contained in the Agreement and (ii) the ownership, and operation of the Patent prior to the transfer of the Patent on the closing date of the Agreement. Additionally, pursuant to the Agreement, the Buyer agreed to indemnify the Company against any and all Losses incurred or sustained by the Company as a result of or in connection with (i) any breach, inaccuracy or nonfulfillment or the alleged breach, inaccuracy or nonfulfillment of any of the representations, warranties, covenants and agreements of the Buyer contained in the Agreement and (ii) the ownership, and operation of the Patent following the transfer of the Patent on the closing date of the Agreement. Pursuant to the Agreement, neither the Buyer nor the Company, shall be obligated to indemnify the other party for any Losses in excess of $7,440,000.

Bahige (Bill) Chaaban and Joe Byrne are a Director and Chief Executive Officer of the Buyer, respectively, and each previously held positions with the Company. Bahige (Bill) Chaaban resigned from his positions as Chief Executive Officer, President, Chairman of the Board of Directors Company effective at the close of business on April 14, 2022. Joseph Byrne resigned from his position as a Director of the Company effective at the close of business on April 14, 2022. At December 31, 2020, the Company had an outstanding loan agreement with the Buyer and advanced funds of $17,901. At the time the loan was made, Joseph Byrne, the CEO of the Buyer was not an officer or director of the Company. He was at that time a 5% shareholder and former CEO of the Company. He was then appointed as the President and a director of the Company on April 19, 2021, and has since resigned from all positions with the Company. Additionally, our former CEO, Bill Chaaban was appointed as the President of the Buyer on April 12, 2021. As of May 6, 2021, the loan to the Buyer was repaid in full, through the issuance to the Company of shares of the Buyer common stock, and is no longer outstanding. The Company and the Buyer entered into a Loan Repayment Agreement dated as of May 6, 2021, pursuant to which the Buyer agreed to repay to the Company $17,901, representing the total amount then outstanding under the loan agreement, by issuing 21,830 shares of the Buyer’s common stock. Such shares were issued to the Company on May 6, 2021.

To evidence the assignment of the Patent, the Company agreed to enter into a Patent Assignment Agreement (the “PAA”) for the Patent, with the Buyer at the closing of the Agreement. Pursuant to the PAA, the Company will agree to assign the Patent to the Buyer, and also to provide evidence to the Buyer of the filing of a request for recordation with the U.S. Patent Office of the PAA.

Securities Purchase Agreement and Promissory Note

On May 24, 2022, the Company entered into a securities purchase agreement (the “SPA”) with 1800 DIAGONAL LENDING LLC, a Virginia limited liability company (“Diagonal”), pursuant to which Diagonal purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $70,000. Pursuant to the SPA, the Company agreed to reimburse Diagonal $3,750 for Diagonal’s legal fees and due diligence fees in connection with entry into the SPA and the issuance of the Note. The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents. The maturity date of the Note is May 24, 2023 (the “Maturity Date”). The Note bears interest at a rate of 8% per annum, and a default interest of 22% per annum. Diagonal has the option to convert all of the outstanding amounts due under the Note into shares of the Company’s no par value per share common stock beginning on the date which is 180 days following the issuance date of the Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, as such term is defined under the Note. The conversion price under the Note for each share of common stock is equal to 65% of the lowest trading price of the Company’s common stock for the 10 prior trading days including the day upon which a notice of conversion is received by the Company. The conversion of the Note is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. Failure of the Company to convert the Note and deliver the common stock when due will result in the Company paying Diagonal $2,000 per day for each day beyond such deadline. Prior to the 180th day of the issuance date Note, the Company may prepay the Note in whole or in part, however if it does so between the issuance date and the date which is 60 days from the issuance date, the repayment percentage is 120%. If the Company prepays the Note between the 61st day after issuance and the 120th day after issuance, the prepayment percentage is 125%. If the Company prepays the Note between the 121st day after issuance and the 180 days after issuance, the prepayment percentage is 130%. After such time, the company can submit an optional prepayment notice to Diagonal, however the prepayment shall be subject to the agreement between the Company and Diagonal on the applicable prepayment percentage. Pursuant to the Note, as long as the Company has any obligations under the Note, the Company cannot without Diagonal’s written consent, sell, lease or otherwise dispose of any significant portion of its assets which would render the Company a “shell company” as such term is defined in SEC Rule 144. Additionally, under the Note, any consent to the disposition of any assets may be conditioned on a specified use of the proceeds of disposition. The Note contains standard and customary events of default such as failing to timely make payments under the Note when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements and the failure to maintain a listing on the OTC Markets. The occurrence of any of the events of default, entitle Diagonal, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Note. Upon an Event of Default, interest shall accrue at a default interest rate of 22%, and the Company shall pay to the Diagonal an amount equal to the greater of (a) 150% of all amounts due and owing under the Note and (b) the highest number of shares of common stock issuable upon conversion of such amount at the highest closing price or the common stock during the default period, among other remedies for specific events of default.

Amendment and Termination

On May 24, 2022, the Company entered into a Patent Purchase and Assignment Agreement (the “Agreement”) with Emergence Global Enterprises Inc., a corporation incorporated pursuant to the laws of British Columbia, Canada (the “Buyer”). On July 14, 2022, the Company entered into Amendment No. 1 to Patent Purchase and Assignment Agreement (the “Amendment”). Pursuant to the Amendment, Section 9.10(a) of the Agreement is amended such that the “Termination Date” was amended to be August 15, 2022. Furthermore, reference to the “Closing Date”, as defined in the Agreement, on the signature page to the Agreement was a typographical error. The Agreement was in fact executed on the “Effective Date”, as defined in the Agreement. The Agreement was amended to correct such typographical error. On July 19, 2022, pursuant to a Termination of Patent Purchase and Assignment Agreement (“Termination Agreement”), the Company and Buyer agreed to terminate the Agreement as of the “Effective Termination Date”, as defined in the Agreement, and the Agreement shall thereafter be null and void, and of no further force or effect. Furthermore, each the Company and Buyer recognize that neither party shall have any ongoing rights or obligations pursuant to the Agreement.

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

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $46,221,218 At June 30, 2022 and had no committed source of debt or equity financing. The Company did not have any operating revenue until the acquisition of Clear Com Media, Inc. on July 9, 2021 and such amounts are not expected to be sufficient to sustain ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 5, 6, 7, and 8. The Company will continue to raise additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. The COVID-19 pandemic has hindered the Company’s ability to raise capital. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

Results of Operations for the Three-Months Ended June 30, 2022 and 2021:

The following tables reflect our operating results for the three-months ended June 30, 2022 and 2021, respectively:

	Three-months ended
Operating Summary	June 30, 2022	June 30, 2021	Change
Revenues, net	$542,477	$-	100%
Cost of Goods Sold	-	-	-
Gross Profit	542,477	-	-
Operating Expenses	842,450	16,263,577	(94.8% )
Loss from Operations	299,973	16,263,577	98.2%
Other Expense	48,310	(770,412)	106.2%
Net Loss	$348.283	$15,493,165	97.7%

Revenue

We have not begun revenue producing operations and recognized revenue of $542,477.

Operating Expenses

During the three months ended June 30, 2022, our operating expenses were $842,450 compared to $16,263,577 during the three months ended June 30, 2021. During the three months ended June 30, 2022, our operating expenses were comprised of salary and consulting fees of $148,839, and general and administrative expenses of $693,611. By comparison, during the three months ended June 30, 2021, our operating expenses were comprised of salary and consulting fees of $943,800, stock-based compensation expense of $14,925,572, and general and administrative expenses of $394,205. Expenses incurred during the three months ended June 30, 2022 compared to three months ended June 30, 2021decreased primarily due to the reduction of stock based compensation.

Other Income and Expense Items

During the three months ended June 30, 2022, our other expense, net was $48,310 compared to $770,412 during the three months ended June 30, 2021. During the three months ended June 30, 2022, our other income and expense items were comprised of interest expense of $46,223, foreign exchange loss of $2,140. By comparison, during the three months ended June 30, 2021, our other income and expense items were comprised of interest expense of $276,389, and foreign exchange loss of $2,140.

Income Taxes

As of June 30, 2022, the Company has net operating loss carryforwards of approximately $46,569,501 that may be available to reduce future years’ taxable income. As of June 30, 2022, the Company has a deferred tax asset of approximately $3,500,000 which has been completely offset by a valuation allowance. T

Net Loss

Our net loss during the three months ended June 30, 2022 was $348,283 compared to a net loss of $15,493,165 during the three months ended June 30, 2021 due to the factors discussed above.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, our liquid assets consisted of cash of $66,046 and $193,198, respectively.

As of June 30, 2022, our indebtedness includes accrued interest of $1,427,791, accrued interest to related parties of $1,977,812, as well as loans payable, loans payable to related parties, convertible notes, and convertible notes to related parties totaling $5,266,403. We expect our operating and administrative expenses to be at least $1,800,000 annually.

Loans payable - related party consists of the following At June 30, 2022 and December 31 2021:

	2022	2021
Loan payable in default due to the spouse of Bill Chaaban, former CEO of CEN, which bears an interest at 12% per annum. This loan matured on August 17, 2020.	$1,388,122	$1,388,122

Loans payable in default to a former director of Creative, former parent company, bear interest at 10% per annum. This are unsecured loans that matured on December 31, 2018.	601,500	601,500

Loan payable in default to R&D Labs Canada, Inc., whose president is Bill Chaaban, also the former CEO of CEN, bearing interest at 8% per annum. This is an unsecured loan that matured on October 2, 2019. R&D Labs Canada is a company owned by Bill Chaaban’s spouse.	300,000	300,000

Loans payable in default to the spouse of Bill Chaaban, former CEO of CEN, for the original amounts of CAD 48,630 and USD $198,660, bear interest at 10% per annum. These are unsecured loans that matured on December 31, 2018.	237,019	237,019

Loan payable to the spouse of Joseph Byrne, a 5% shareholder and former President, CEO, and Member of the board of CEN, issued January 12, 2018 with a 30-day maturity, bearing share interest of 4,000 common shares per 30-day period. This is an unsecured loan that matured on April 16, 2022.	100,000	100,000

Loan payable to Alex Tarrabain, former CFO and a Director of CEN, issued January 17, 2018 with a 30-day maturity, bearing share interest of 3,000 common shares per 30-day period. This is an unsecured loan that matured on April 16, 2022.	75,000	75,000

Loan payable to Joseph Byrne, a 5% shareholder and former President, CEO, and Member of the board of CEN, issued January 24, 2018 with a 30-day maturity, bearing share interest of 2,000 common shares per 30-day period. This loan was repaid in June 2021.	-	-

Total loans payable - related party (all current)	$2,701,641	$2,701,641

Convertible notes payable consists of the following At June 30, 2022 and December 31 2021:

	2022	2021
Convertible notes payable in default to multiple private investors, including certain notes in default, bearing interest at 5% per annum with conversion rights for 363,767 common shares, which matured at various dates between May 2018 and October 2021.	$576,472	$576,472

Convertible notes payable with beneficial conversion features at original issuance to multiple private investors, bearing interest at 5% per annum with conversion rights for 550,965 common shares, maturing at various dates between June 2022 and December 2022.	145,000	145,000

Convertible note payable, due on demand, for the original amount of CAD 1,104,713, bearing interest at 7% per annum which had conversion rights for 335,833 common shares. Effective August 17, 2021, the note was amended and reclassified to loans payable as the conversion feature was removed, see Note 9.	-	-

Total convertible notes payable	721,472	721,472
Less unamortized debt discount	78,142	78,142

Total convertible notes payable, net of unamortized debt discount	643,330	643,330
Less current portion	643,330	643,330

Convertible notes payable, less current portion	$-	$-

Convertible notes - related party consists of the following At June 30, 2022 and December 31 2021:

	2022	2021

Convertible notes, in default, due to Joseph Byrne, former CEO, and current President and member of the board of CEN, bearing interest at 12% per annum. This note is convertible to 76,123 common shares and matured on August 17, 2020.	$121,796	$121,796

Convertible notes with beneficial conversion features due to the parents of Jeffery Thomas, a Director of CEN, bearing interest at 5% per annum. These notes are convertible to 94,488 common shares with a maturity date of May 24, 2022.	48,000	48,000

Convertible note, in default, due to the spouse of Bill Chaaban, former CEO of CEN, which bears an interest at 12% per annum. This note was convertible to 867,576 common shares and matured on August 17, 2020. Effective August 17, 2021, the note was amended and reclassified as the conversion feature was removed, see Note 10.	-	-

Convertible notes due to Harold Aubrey de Lavenu, a Director of CEN, bearing interest at 5% per annum. On October 12, 2021, this note was converted to 548,980 common shares.	-	-

Convertible note due to Alex Tarrabain, former CFO and a Director of CEN, bearing interest at 5% per annum. On April 10, 2021, this note was converted to 30,000 common shares.	-	-

Convertible note due to Darren Ferris, brother of Ameen Ferris, a former Vice President and a Director of CEN, bearing interest at 5% per annum. On April 26, 2021, this note was converted to 12,500 common shares.	-	-

Total convertible notes payable – related parties	169,796	169,796

Less unamortized debt discount	7,157	7,157

Total convertible notes payable - related parties (all current)	$162,639	$162,639

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

No pronouncements were adopted by the Company during the quarter ended June 30, 2022.

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

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were not effective.

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

Other than the foregoing, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-months ended June 30, 2022, the Company made the following issuances of shares of its common stock pursuant to certain Settlement Agreements:

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

On May 24, 2022, the Company entered into a securities purchase agreement (the “SPA”) with 1800 DIAGONAL LENDING LLC, a Virginia limited liability company (“Diagonal”), pursuant to which Diagonal purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $70,000. The maturity date of the Note is May 24, 2023 (the “Maturity Date”) and Diagonal has the option to convert all of the outstanding amounts due under the Note into shares of the Company’s no par value per share common stock beginning on the date which is 180 days following the issuance date of the Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, as such term is defined under the Note. The conversion price under the Note for each share of common stock is equal to 65% of the lowest trading price of the Company’s common stock for the 10 prior trading days including the day upon which a notice of conversion is received by the Company. The conversion of the Note is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

The above issuances of the Note was made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), in reliance upon exemptions from the registration requirements of the Act in transactions not involving a public offering. The Company intends to use the net proceeds of the Note, of $66,250, for general working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

CEN has a payment default with respect to certain unsecured convertible loans payable to private investors and related parties, in the principal amount of $805,969 and which bear interest at 5% per annum which were due prior to June 30 2022. The aggregate amounts due under these loans as of June 30, 2022, including accrued interest, is approximately $1,600,000. Interest and default interest and related fees currently accrue at approximately $96,000 per quarter.

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

10.6

Form of Patent Purchase and Assignment Agreement with Emergence Global Enterprises Inc. dated May 24, 2022. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2022).

10.7

Form of Patent Assignment Agreement with Emergence Global Enterprises Inc. dated May 24, 2022. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2022).

10.8

Form of Securities Purchase Agreement with 1800 Diagonal Lending LLC dated May 24, 2022. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2022).

10.9

Form of Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated May 24, 2022. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2022).

10.10

Amendment to No. 1 to Patent Purchase and Assignment Agreement dated July 14, 2022 by and between the Company and Emergence Global Enterprises Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).

10.11

Termination of Patent Purchase and Assignment Agreement dated July 19, 2022 by and between the Company and Emergence Global Enterprises Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).

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

*Filed herewith

b.     Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2022

CEN BIOTECH, INC.

By:	/s/ Brian S. Payne
Name:	Brian S. Payne
Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 22, 2022	/s/ Brian S. Payne
Name: Brian S. Payne
Title: Chief Financial Officer (Principal Financial and Accounting Officer)