Form 10-Q
period 2022-09-30
CEN BIOTECH INC
filed 2022-11-14
CIK 1653821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 64,126,432, shares of common stock, no par value per share (“common stock”), of the registrant outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

CEN BIOTECH, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$148,151	$193,198
Accounts receivable	11,278	193,094
Prepaid expenses and other assets	106,714	50,530
Income taxes refundable	34,385	35,399
Loan receivable from Emergence Global Enterprises Inc. - related party	-	-

Total current assets	300,528	472,221

Other assets
Operating lease right-of-use assets	95,432	138,103
Other receivable	5,413	-
Note receivable - CEN Biotech Ukraine LLC - related party	44,859	44,859
Advances to CEN Biotech Ukraine LLC - related party	1,299,328	1,299,328
Property and equipment, net	68,685	97,403
Deferred income taxes	2,720	2,720
Intangible assets, net	4,818,492	5,072,031
Goodwill	1,276,482	1,314,134

Total assets	$7,911,939	$8,440,799

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$395,602	$440,332
Accounts payable – related parties	55,066	101,422
Loans payable	1,688,793	1,688,793
Loans payable – related parties	2,701,641	2,701,641
Convertible notes payable, net of unamortized discount	760,480	643,330
Convertible notes payable, net of unamortized discount - related parties	162,639	162,639
Accrued interest	1,422,531	1,361,689
Accrued interest – related parties	2,005,735	1,873,455
Operating lease liabilities	114,729	103,908
Governmental assistance payable	141,169	145,333
Accrued expenses	379,468	638,073

Total current liabilities	9,827,853	9,860,615

Operating lease liabilities, less current portion	159,485	206,763
CEBA loan payable	30,648	31,552

Total liabilities	10,017,986	10,098,930

Commitments and contingencies (Notes 4, 11, 12, 18, 19, 24, and 25)

Shareholders’ deficit
Common stock; unlimited authorized shares; 63,991,432 and 27,557,363 issued and outstanding as of September 30, 2022, and December 31, 2021, respectively. No par value.	-	-
Additional paid-in capital	44,921,236	44,339,973
Accumulated deficit	(46,991,528)	(45,964,183)
Accumulated other comprehensive loss	(35,755)	(33,921)
Total shareholders’ deficit	(2,106,047)	(1,658,131)
Total liabilities and shareholders’ deficit	$7,911,939	$8,440,799

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARY

Consolidated Statements of Operations and Other Comprehensive (Loss) Income

Period ended September 30, 2022, and 2021

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue	$135,856	$272,166	$678,333	$272,166

Operating expenses
Consulting fees	$56,751	$308,782	$205,590	$1,205,782
Consulting fees – related parties	-	53,914	-	131,914
Stock based compensation	145,950	75,750	145,950	15,077,072
General and administrative	419,537	478,696	1,272,027	1,110,791

Total operating expenses	622,238	917,142	1,623,567	17,525,559

Loss from operations	(486,382)	(644,976)	(945,234)	(17,253,393)

Other income (expense)
Interest expense	(15,135)	(71,567)	(81,237)	(365,170)
Interest expense – related parties	(23,663)	(101,845)	(128,020)	(338,495)
Interest income	125,140	87	125,193	481
Change in fair value of patent acquisition liability	-	(52,900)	-	1,025,100
Foreign exchange (loss) gain	(187)	35,651	1,953	(20,273)
Government assistance income	-	116,610	-	116,610
Other income (expense), net	86,155	(73,964)	(82,111)	418,253

Net (loss) income	$(400,227)	$(718,940)	$(1,027,345)	$(16,835,140)
Other comprehensive loss - Foreign currency translation	-	(44,379)	(1,834)	(44,379)
Comprehensive (loss) income	$(400,227)	$(763,319)	$(1,029,179)	$(16,879,519)

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.44)

Weighted average number of shares outstanding
Basic and diluted	63,991,432	47,341,589	63,991,432	38,625,095

CEN BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

Period ended September 30, 2022 and 2021

					Accumulated
		Common	Additional		Other	Total
	Common	Shares	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balances, July 1, 2021	43,142,060	$-	$38,197,932	$(43,176,727)	$-	$(4,978,795)

Stock-based compensation	-	-	75,750	-	-	75,750
Issuance of common stock – Acquisition of Clear Com Media	4,000,000	-	2,120,000	-	-	2,120,000
Issuance of common stock – Upon conversion of convertible notes	104,953	-	167,924	-	-	167,924
Issuance of common stock – Interest Shares	39,000	-	23,673	-	-	23,673
Issuance of common stock – Consulting	500,000	-	275,000	-		275,000
Net loss	-	-	-	(718,940)	(44,379)	(763,319)

Balances, September 31, 2021	47,786,013	-	40,860,279	(43,895,667)	(44,379)	(3,079,767)

Balances, July 1, 2022	61,804,729	$-	$44,746,286	$(46,591,301)	$(35,755)	$(1,880,770)

Issuance of common stock-Employee compensation	1,390,000		145,950	-	-	145,950
Issuance of common stock-convertible notes	796,703	-	29,000	-	-	29,000
Net loss		-	-	(400,227)	-	(400,227)

Balances, September 31, 2022	63,991,432	$-	$44,921,236	$(46,991,528)	$(35,755)	$(2,106,047)

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Period ended September 30, 2022, and 2021

	For the Nine months
	ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(1,027,345)	$(16,835,140)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	28,718	10,968
Amortization	291,221	342,959
Amortization of debt discount		84,526
Lease expense		9,650
Stock-based compensation – employees	145,950	15,077,072
Stock-based compensation – non-employees	-	1,172,000
Shares issued for interest	5,030	127,023
Change in fair value of patent acquisition liability		(1,025,100)
Foreign exchange loss (gain)		20,273
Changes in operating assets and liabilities which provided (used) cash
Account Receivables	181,816	34,268
Income tax	1,014	61,236
Operating lease liabilities	(31,850)	-
Prepaid expenses and other assets	56,184	32,287
Other receivable	(5,413)	89,370
Accounts payable	(44,730)	(3,568)
Accounts payable – related parties	(46,365)	(786)
Accrued interest – related and non-related parties	193,122	445,912
Accrued expenses	(258,605)	101,019

Net cash used in operating activities	(511,253)	(256,032)

Cash flows used in investing activities
Cash acquired in acquisition of Clear Com Media Inc	-	259,470
Advances to Cen Biotech Ukraine LLC		(120,000)
Capitalized software development		(53,751)
Purchase of Equipment		(18,988)

Net cash provided by (used in) investing activities		66,731

Cash flows provided by financing activities

Repayment of loans payable - related parties	-	(50,000)
Issuance of convertible notes	152,750	412,830
Additional paid in capital	313,756
Issuance of convertible notes – related parties	466,506	48,000

Net cash provided by financing activities		410,830
Effect of exchange rate change on cash		(9,632)
Net increase in cash and cash equivalents	(44,747)	211,897

Cash and cash equivalents, beginning of period	193,198	1,908
Cash and cash equivalents, end of period	$148,151	$213,805
Supplemental cash flows disclosures
Cash paid for interest	$-	$25,821
Non-cash transactions - investing and financing activities
Issuance of common stock - settlement of interest	$5,030	$78,893
Issuance of common stock - settlement of accrued liability	$401,283	$13,390
Issuance of common stock – upon conversion of convertible notes	$29,000	$5,023,785
Issuance of common stock – upon conversion of convertible notes - related parties	$-	$68,000
Issuance of common stock – Employee compensation	$145,950	$68,000
Beneficial conversion feature in connection with issuance of convertible notes	$-	$111,306

See accompanying notes to condensed consolidated financial statements.

CEN BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2022, and December 31, 2021

(All amounts are in US dollars unless otherwise stated.)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the condensed consolidated financial statements of the Company for the year ended December 31, 2021, and notes thereto.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net loss per share. Diluted earnings per share is similarly computed except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock and convertible notes, if including such potential shares of common stock is dilutive. For the three-months ended September 30, 2022, and 2021, the common stock equivalents of the convertible note agreements were not included in diluted earnings per share computations because their effect was antidilutive.

Recent Developments

In April of 2021, the Company’s common stock began to be quoted on the OTC Link alternative trading system (operated by OTC Markets Group Inc.) under the trading symbol “CENBF” on the OTC Pink tier. The Company’s common shares commenced trading on the OTCQB Venture Market® beginning on September 8, 2022. There is no assurance that an active trading market for our shares will develop or will be sustained if developed.

Recently Adopted Accounting Pronouncements

No pronouncements were adopted by the Company during the three-month period ended September 30, 2022.

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

NOTE 2 – GOING CONCERN UNCERTAINTY / MANAGEMENT PLANS

The accompanying condensed consolidated financial statements have been prepared in contemplating the continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $46,991,528 At September 30, 2022 and had no committed source of additional debt or equity financing. The Company has not had any operating revenue and does not foresee any operating revenue in the near term. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 5, 6, 7, and 8. The Company will continue to raise additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. The COVID-19 pandemic has hindered the Company’s ability to raise capital. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 3 – ADVANCES TO CEN BIOTECH UKRAINE AND ACQUISITION OF CLEAR COM MEDIA

At September 30, 2022 and December 31, 2021, the Company had advances of $1,229,328 and $1,229,328, respectively, to CEN Biotech Ukraine, LLC, a related party (see Note 11). The advances were for the purpose of funding the operations of CEN Biotech Ukraine, LLC.

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

In March 2018, the Tesla agreement was amended to replace the $5 million stock consideration commitment with a commitment to issue one million registered shares of CEN common stock with a closing date of September 30, 2018. On October 4, 2018, this agreement was amended to extend the closing date to December 15, 2018. On April 3, 2019, the Company entered into an amendment which extended the closing date of the agreement to December 31, 2019. On March 16, 2020 the Company entered into an amendment extending the closing date until December 31, 2021. The March 2018 modification of the agreement converted a fixed value of shares to a fixed number of shares. Accordingly, the liability was reduced and additional paid in capital was increased by $4,380,000 to reflect the fair value of the shares committed at the date of the amendment. As of both September 30, 2022 and December 31, 2021, the fair value of this liability was $1,380,000. This liability will be remeasured at each reporting date using the current fair value of CEN’s common shares.

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

The intangible asset consists of the following at:

			Estimated
			Useful
			Life
	2022	2021	(years)

Lighting patent	$6,797,000	$6,797,000	16
Product technology	276,080	276,080	n/a
Customer relationships	149,872	149,872	7
Capitalized software development costs	105,730	105,730	n/a
Trade names	23,664	23,664	3
Total identifiable intangible assets	7,352,346	7,352,346
Less: Accumulated amortization	2,379,370	2,280,315

Net	$4,972,976	$5,072,031

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

Loans payable consist of the following At September 30, 2022 and December 31 2021:

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

NOTE 6 – LOANS PAYABLE- RELATED PARTY

Loans payable - related party consists of the following At September 30, 2022 and December 31 2021:

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

Attributable related party accrued interest was $671,665 and $568,969 as of December 31, 2021, and 2020, respectively. Interest expense attributable to related party loans was $189,182 and $202,640 in 2021 and 2020, respectively.

During both September 30, 2022, and December 31, 2021, 33,000 and 96,000 common shares, respectively, were issued to related parties in connection with interest terms of the above loans made to CEN. Accordingly, during September 30, 2022 and 2021, $174,950 and $74,757 in related party interest expense and additional paid-in capital was recorded, respectively.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes payable consists of the following At September 30, 2022 and December 31 2021:

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

	70,000	-
Poet Capital LLC	29,000
Sixth Street Lending LLC	53,750
Repayment	(35,600)
Total convertible notes payable	838,622	721,472
Less unamortized debt discount	78,142	78,142

Total convertible notes payable, net of unamortized debt discount	760,480	643,330
Less current portion	760,480	643,330

Convertible notes payable, less current portion	$-	$-

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

As of September 30, 2022, we are currently in default of $576,472 of convertible notes payable, which are convertible into 363,767 shares of common stock. There were no new notes issued during Q1 2022 and $70,000 in new notes during Q2 2022, $82,750 in new notes during the period ended September 2022

NOTE 8 – CONVERTIBLE NOTES – RELATED PARTY

Convertible notes – related party consists of the following At September 30, 2022 and December 31 2021:

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

Attributable related party accrued interest was $2,005,735 and $1,361,689 as of September 30, 2022, and December 31, 2021, respectively. Interest expense attributable to related party convertible notes was $229,318 and $229,318 in June 2022 and December 2021, respectively.

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

Growth:

As of September 30, 2022, CEN has net operating loss carry forwards of approximately $46,991,528 that may be available to reduce future years’ taxable income. Such carry forwards typically expire after 20 years. CEN currently has carry forwards that begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, because CEN believes that it is more likely than not that the carryforwards will expire unused and accordingly, CEN has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and associated valuation allowance are as follows for the years ended December 31:

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

A reconciliation of the income tax benefit and the amount computed by applying the statutory Canadian federal income tax rate to CEN’s and CCM’s income before income tax benefit for the year ended December 31 is as follows:

	2021			2020
	Growth	Digital	Total	Growth	Digital	Total

Income tax (benefit) expense at statutory rate of 26.5%	$(5,020,280)	$1,177	$(5,019,103)	$3,776,156	$-	$3,776,156

Valuation allowance	5,020,280		5,020,280	(3,776,156)	-	(3,776,156)

SR&ED credits	-	(19,198)	(19,198)	-	-	-

Other	-	(18,335)	(18,335)	-	-	-

Income tax benefit	$-	$(36,356)	$(36,356)	$-	$-	$-

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

During the period ended September 30, 2022, 2,186,703 shares were issued in conjunction with Employee Agreements and the Conversion of debt to equity.

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

There are advances of $1,229,328 and $1,179,328 to CEN Ukraine as of December 31, 2021 and 2020, respectively. Such advances were made for the purpose of funding the operations of CEN Ukraine as summarized in Note 7. CEN Ukraine was founded by Bill Chaaban. Prior to December 3, 2017, Bill Chaaban directly owned 51% of CEN Ukraine. CEN Ukraine was founded to seek agricultural and pharmaceutical opportunities in Ukraine. Bill Chaaban personally funded the establishment and initial phases of CEN Ukraine. On December 14, 2017, the Company entered into a controlling interest purchase agreement with Bill Chaaban, our interim Chief Executive Officer and member of our board of directors, and another shareholder of CEN Ukraine, Usamakh Saadikh, a member of our board of directors, for 51% of the outstanding equity interests of CEN Ukraine. The consideration will be paid by issuing common shares of the Company. The agreement, which is subject to certain conditions, has not closed as of April 14, 2022, as the Company needs to raise additional funds in order to proceed with the closing. Bahige (Bill) Chaaban, our Interim Chief Executive Officer and member of our Board of Directors, and Usamakh Saadikh, a member of our Board of Directors, each directly own 25.5% of CEN Ukraine respectively. The remaining 49% of CEN Ukraine is owned by XN Pharma, which is an entity jointly owned by Bahige (Bill) Chaaban and Usamakh Saadikh. Bahige (Bill) Chaaban and Usamakh Saadikh do not currently hold any positions with CEN Ukraine. CEN Ukraine is operated and controlled by its sole director. Pursuant to Ukrainian law, shareholders of a company do not have the ability to control the company or the actions of its director. CEN Ukraine is operated under the direction of its management per the guidelines of Ukrainian law.

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

On September 7, 2022, the Company entered into agreements with Seven individuals for the compensation of employees and Directors of the company. under which the Company issued an aggregate of 1,390,000 shares of its common stock.

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

Compensation expense, broken out by allocation, recognized in connection with the restricted stock awards was as follows for the years ended December 31:

	2022	2021

Stock Based Compensation	$-	$15,390,822
Professional fees	-	1,172,000

Total	$-	$16,562,822

Non-vested restricted stock award activity for the years ended September 30, 2022 and 2021 are as follows:

		Weighted-	Weighted-
		Average	Average
		Grant	Remaining
		Date Fair	Contractual
	Number of	Value	Term
	Shares	per Share	(Years)
Non-vested at December 31, 2021	1,925,000	$1.01	1.50
Granted	39,051,155	1.12	-
Vested	(36,559,545)	1.22	-
Forfeited	-	-	-
Non-vested at September 30, 2022	4,416,610	$0.38	2.84

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

Restricted Stock Agreement with Lawrence Lehoux

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “RSA”) under the Plan with Lawrence Lehoux, the Company’s Chief Technology Officer, President and a Director. Pursuant to the RSA, the Company granted Mr. Lehoux 2,000,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the RSA. Notwithstanding the foregoing, the Restricted Shares shall become immediately vested upon a change of control of the Company.

Restricted Stock Agreement with Brian S. Payne

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Payne RSA”) under the Plan with Brian S. Payne, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Pursuant to the Payne RSA, the Company granted Mr. Payne 3,000,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Payne RSA. Notwithstanding the foregoing, the Restricted Shares shall become immediately vested upon a change of control of the Company.

Restricted Stock Agreement with Donald Strilchuck

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Strilchuck RSA”) under the Plan with Donald Strilchuck, a member of the Company’s Board. Pursuant to the Strilchuck RSA, the Company granted Mr. Strilchuck 250,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Strilchuck RSA. Notwithstanding the foregoing, the Restricted Shares shall become immediately vested upon a change of control of the Company.

Restricted Stock Agreement with George Dragicevic

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Dragicevic RSA”) under the Plan with George Dragicevic a member of the Company’s Board. Pursuant to the Dragicevic RSA, the Company granted Mr. Dragicevic 250,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Dragicevic RSA. Notwithstanding the foregoing, the Restricted Shares shall become immediately vested upon a change of control of the Company.

Restricted Stock Agreement with Harold Andre Aubrey de Lavenu

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Lavenu RSA”) under the Plan with Harold Andre Aubrey de Lavenu, a Vice President and Director of the Company. Pursuant to the Lavenu RSA, the Company granted Mr. Lavenu 250,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Lavenu RSA. Notwithstanding the foregoing, the Restricted Shares shall become immediately vested upon a change of control of the Company.

Restricted Stock Agreement with Jeffrey Thomas

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Thomas RSA”) under the Plan with Jeffrey Thomas, a member of the Company’s Board. Pursuant to the Thomas RSA, the Company granted Mr. Thomas 250,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Thomas RSA. Notwithstanding the foregoing, the Restricted Shares shall become immediately vested upon a change of control of the Company.

Restricted Stock Agreement with Josef Tukacs

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Tukacs RSA”) under the Plan with Josef Tukacs, a member of the Company’s Board. Pursuant to the Tukacs RSA, the Company granted Mr. Tukacs 250,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Tukacs RSA. Notwithstanding the foregoing, the Restricted Shares shall become immediately vested upon a change of control of the Company.

Employment Agreement with Lawrence Lehoux

On August 26, 2022, the Company entered into an Executive Employment Agreement with Lawrence Lehoux, the Company’s Chief Technology Officer, President and a Director, (the “Employment Agreement”) with an effective date of September 1, 2022. Pursuant to the Employment Agreement, during the term of the Employment Agreement, the Company agreed to employ, and Mr. Lehoux agreed to accept employment with the Company as its President and Chief Technology Officer. Pursuant to the Employment Agreement, the Company agreed to issue Mr. Lehoux 1,750,000 shares of the Company’s common stock subject to the provisions of a Restricted Stock Agreement under the Company’s 2021 Equity Compensation Plan (the “Plan”). Additionally, pursuant to the Employment Agreement, the Company agreed to pay Mr. Lehoux a base salary of $240,000.00. The term of the Employment Agreement is a period of five (5) years. The Employment Agreement can be terminated by Mr. Lehoux for “Good Reason” as such term is defined in the Employment Agreement or without “Good Reason” by giving a minimum of thirty (30) days’ prior written notice to advise the Company that he is resigning his employment. In the event of termination of the Employment Agreement by Mr. Lehoux by resignation without “Good Reason,” no sums will be payable by the Company except for: (i) any unpaid base salary through the effective date of resignation and (ii) reimbursement for any expenses for which Mr. Lehoux had not been reimbursed. In the event of a termination of the Employment Agreement by Mr. Lehoux for “Good Reason,” the Company would have a period of thirty (30) days following receipt of such notice from Mr. Lehoux to cure or revoke the event constituting “Good Reason.” The Company can also terminate the Employment Agreement for “Cause” as such term is defined in the Employment Agreement, and if that occurs, no sums will be payable by the Company except for: (i) any unpaid base salary through the date of termination, (ii) reimbursement for any expenses for which the Mr. Lehoux had not been reimbursed and (iii) only if the act of “Cause” does not constitute willful misconduct, disobedience or willful neglect of duty that is not trivial and has not been condoned by the Company, any other amount due under the Employment Agreement for termination pay or severance pay. The Company can also terminate the Employment Agreement without “Cause” at any time. Pursuant to the Employment Agreement, in connection with the sale of the Company or any other transaction constituting a “Change in Control” as such term is defined in the Employment Agreement or a strategic transaction, the Company may, but will not be obligated, to provide Mr. Lehoux with additional compensation (including, but not limited to additional stock options or restricted stock) for services outside of general scope of duties and responsibilities of Mr. Lehoux.

Employment Agreement with Brian S. Payne

On August 26, 2022, the Company entered into an Executive Employment Agreement with Brian S. Payne, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, (the “Payne Employment Agreement”) with an effective date of September 1, 2022. Pursuant to the Payne Employment Agreement, during the term of the Payne Employment Agreement, the Company agreed to employ, and Mr. Payne agreed to accept employment with the Company as its Chief Executive Officer and Chairman. Pursuant to the Payne Employment Agreement, the Company agreed to issue Mr. Payne 2,750,000 shares of the Company’s common stock subject to the provisions of a Restricted Stock Agreement under the Plan. Additionally, pursuant to the Payne Employment Agreement, the Company agreed to pay Mr. Payne a base salary of $240,000.00. The term of the Payne Employment Agreement is a period of five (5) years. The Payne Employment Agreement can be terminated by Mr. Payne for “Good Reason” as such term is defined in the Payne Employment Agreement or without “Good Reason” by giving a minimum of thirty (30) days’ prior written notice to advise the Company that he is resigning his employment. In the event of termination of the Payne Employment Agreement by Mr. Payne by resignation without “Good Reason,” no sums will be payable by the Company except for: (i) any unpaid base salary through the effective date of resignation and (ii) reimbursement for any expenses for which Mr. Payne had not been reimbursed. In the event of a termination of the Payne Employment Agreement by Mr. Payne for “Good Reason,” the Company would have a period of thirty (30) days following receipt of such notice from Mr. Payne to cure or revoke the event constituting “Good Reason.” The Company can also terminate the Payne Employment Agreement for “Cause” as such term is defined in the Payne Employment Agreement, and if that occurs, no sums will be payable by the Company except for: (i) any unpaid base salary through the date of termination, (ii) reimbursement for any expenses for which the Mr. Payne had not been reimbursed and (iii) only if the act of “Cause” does not constitute willful misconduct, disobedience or willful neglect of duty that is not trivial and has not been condoned by the Company, any other amount due under the Payne Employment Agreement for termination pay or severance pay. The Company can also terminate the Payne Employment Agreement without “Cause” at any time. Pursuant to the Payne Employment Agreement, in connection with the sale of the Company or any other transaction constituting a “Change in Control” as such term is defined in the Payne Employment Agreement or a strategic transaction, the Company may, but will not be obligated, to provide Mr. Payne with additional compensation (including, but not limited to additional stock options or restricted stock) for services outside of general scope of duties and responsibilities of Mr. Payne.

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

The fair value of the Company’s financial instruments are as follows:

	Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At September 30, 2022:
Cash and cash equivalents	$148,151	$-	$148,151	$-	$148,151
Note receivable – CEN Biotech Ukraine, LLC – related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC - related party	$1,299,328	$-	$-	$1,299,328	$1,299,328
Loans payable	$1,688,793	$-	$-	$1,688,793	$1,688,793
Loans payable – related parties	$2,701,641	$-	$-	$-	$-
Convertible notes payable	$760,480	$-	$-	$760,480	$760,480
Convertible notes payable – related parties	$162,639	$-	$-	$162,639	$162,639
CEBA loan payable	$30,648	$-	$-	$30,648	$30,648

	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2021:
Cash and cash equivalents	$193,198	$-	$193,198	$-	$193,198
Note receivable – CEN Biotech Ukraine, LLC – related party	$44,859	$-	$-	$44,859	$44,859
Advances to CEN Biotech Ukraine, LLC - related party	$1,299,328	$-	$-	$1,299,328	$1,299,328
Loans payable	$1,688,793	$-	$-	$1,688,793	$1,688,793
Loans payable – related parties	$2,701,641	$-	$-	$-	$-
Convertible notes payable	$643,330	$-	$-	$1,890,736	$1,890,736
Convertible notes payable – related parties	$162,639	$-	$-	$-	$-
CEBA loan payable	$31,552	$-	$-	$31,552	$31,552

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

On September 16, 2022, the Company announced the planned launch of its newest technology product, WordPresto (www.wordpresto.com) on September 28, 2022, at 11:00 AM EDT. This launch event will be broadcast on both Facebook Live and YouTube live and will highlight WordPresto’s capabilities aiming to revolutionize the web design market and to address the needs of scalable and affordable web design.

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

At September 30, 2022 and December 31, 2021, the Company had advances of $1,229,328 and $1,229,328, respectively, to CEN Ukraine which is a related party. The advances were for the purpose of funding the operations of CEN Ukraine. These advances were substantially used as follows:

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

We hope to reach the following milestones in the next 12 months:

●

December 2022 to December 2024 – The Company intends to explore using the LED Lighting across manufacturing operations and licensing opportunities across multiple industries such as the horticultural industry, as well as the automotive, industrial and commercial lighting industries as follows:

o	Lease production facility expected to take place in March 2023 and we estimate the costs of this to be $400,000 annually.

o	Lease equipment expected to take place in July, 2023 and we estimate the costs of this to be $400,000

o	Hire staff expected to take place in August, 2023 and we estimate the costs of this to be $600,000 annually.

o	Initial raw materials expected to take place in August, 2023 and we estimate the costs of this to be $500,000 one time.

o	Marketing and delivery expected to take place in October, 2023 and we estimate the costs of this to be $300,000 annually.

o	December 2022 to June 2023 – The Company will continue to develop digital media programs and services to accentuate its current service offerings and we estimate the costs of this to be $2,000,000.

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

Recent Developments

Termination of Patent Purchase and Assignment Agreement

On May 24, 2022, the Company entered into a Patent Purchase and Assignment Agreement (the “Agreement”) with Emergence Global Enterprises Inc., a corporation incorporated pursuant to the laws of British Columbia, Canada (the “Buyer”). Pursuant to the Agreement, the Company agreed to sell its entire right, title and interest in Registered U.S. Patent I Light Emitting Diode Driver Circuit, issued May 13, 2014, in and to the inventions therein set forth and any reissue, reexamination, renewal, divisional, or continuation thereof (the “Patent”) to the Buyer, in exchange for the amount of seven million, four hundred and forty thousand Dollars (CAD $7,440,000), which was agreed to be paid through the issuance of 62,000,000 Common Shares of the Buyer (the “Shares”) constituting 44.17% of the Buyer’s issued and outstanding capital stock. On July 19, 2022, pursuant to a Termination of Patent Purchase and Assignment Agreement (“Termination Agreement”), the Company and Buyer agreed to terminate the Agreement as of the “Effective Termination Date”, as defined in the Agreement, and the Agreement shall thereafter be null and void, and of no further force or effect. Furthermore, each the Company and Buyer recognize that neither party shall have any ongoing rights or obligations pursuant to the Agreement.

Employment Agreement with Lawrence Lehoux

On August 26, 2022, the Company entered into an Executive Employment Agreement with Lawrence Lehoux, the Company’s Chief Technology Officer, President and a Director, (the “Employment Agreement”) with an effective date of September 1, 2022. Pursuant to the Employment Agreement, during the term of the Employment Agreement, the Company agreed to employ, and Mr. Lehoux agreed to accept employment with the Company as its President and Chief Technology Officer. Pursuant to the Employment Agreement, the Company agreed to issue Mr. Lehoux 1,750,000 shares of the Company’s common stock subject to the provisions of a Restricted Stock Agreement under the Company’s 2021 Equity Compensation Plan (the “Plan”). Additionally, pursuant to the Employment Agreement, the Company agreed to pay Mr. Lehoux a base salary of $240,000.00. The term of the Employment Agreement is a period of five (5) years. The Employment Agreement can be terminated by Mr. Lehoux for “Good Reason” as such term is defined in the Employment Agreement or without “Good Reason” by giving a minimum of thirty (30) days’ prior written notice to advise the Company that he is resigning his employment. In the event of termination of the Employment Agreement by Mr. Lehoux by resignation without “Good Reason,” no sums will be payable by the Company except for: (i) any unpaid base salary through the effective date of resignation and (ii) reimbursement for any expenses for which Mr. Lehoux had not been reimbursed. In the event of a termination of the Employment Agreement by Mr. Lehoux for “Good Reason,” the Company would have a period of thirty (30) days following receipt of such notice from Mr. Lehoux to cure or revoke the event constituting “Good Reason.” The Company can also terminate the Employment Agreement for “Cause” as such term is defined in the Employment Agreement, and if that occurs, no sums will be payable by the Company except for: (i) any unpaid base salary through the date of termination, (ii) reimbursement for any expenses for which the Mr. Lehoux had not been reimbursed and (iii) only if the act of “Cause” does not constitute willful misconduct, disobedience or willful neglect of duty that is not trivial and has not been condoned by the Company, any other amount due under the Employment Agreement for termination pay or severance pay. The Company can also terminate the Employment Agreement without “Cause” at any time. Pursuant to the Employment Agreement, in connection with the sale of the Company or any other transaction constituting a “Change in Control” as such term is defined in the Employment Agreement or a strategic transaction, the Company may, but will not be obligated, to provide Mr. Lehoux with additional compensation (including, but not limited to additional stock options or restricted stock) for services outside of general scope of duties and responsibilities of Mr. Lehoux.

Employment Agreement with Brian S. Payne

On August 26, 2022, the Company entered into an Executive Employment Agreement with Brian S. Payne, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, (the “Payne Employment Agreement”) with an effective date of September 1, 2022. Pursuant to the Payne Employment Agreement, during the term of the Payne Employment Agreement, the Company agreed to employ, and Mr. Payne agreed to accept employment with the Company as its Chief Executive Officer and Chairman. Pursuant to the Payne Employment Agreement, the Company agreed to issue Mr. Payne 2,750,000 shares of the Company’s common stock subject to the provisions of a Restricted Stock Agreement under the Plan. Additionally, pursuant to the Payne Employment Agreement, the Company agreed to pay Mr. Payne a base salary of $240,000.00. The term of the Payne Employment Agreement is a period of five (5) years. The Payne Employment Agreement can be terminated by Mr. Payne for “Good Reason” as such term is defined in the Payne Employment Agreement or without “Good Reason” by giving a minimum of thirty (30) days’ prior written notice to advise the Company that he is resigning his employment. In the event of termination of the Payne Employment Agreement by Mr. Payne by resignation without “Good Reason,” no sums will be payable by the Company except for: (i) any unpaid base salary through the effective date of resignation and (ii) reimbursement for any expenses for which Mr. Payne had not been reimbursed. In the event of a termination of the Payne Employment Agreement by Mr. Payne for “Good Reason,” the Company would have a period of thirty (30) days following receipt of such notice from Mr. Payne to cure or revoke the event constituting “Good Reason.” The Company can also terminate the Payne Employment Agreement for “Cause” as such term is defined in the Payne Employment Agreement, and if that occurs, no sums will be payable by the Company except for: (i) any unpaid base salary through the date of termination, (ii) reimbursement for any expenses for which the Mr. Payne had not been reimbursed and (iii) only if the act of “Cause” does not constitute willful misconduct, disobedience or willful neglect of duty that is not trivial and has not been condoned by the Company, any other amount due under the Payne Employment Agreement for termination pay or severance pay. The Company can also terminate the Payne Employment Agreement without “Cause” at any time. Pursuant to the Payne Employment Agreement, in connection with the sale of the Company or any other transaction constituting a “Change in Control” as such term is defined in the Payne Employment Agreement or a strategic transaction, the Company may, but will not be obligated, to provide Mr. Payne with additional compensation (including, but not limited to additional stock options or restricted stock) for services outside of general scope of duties and responsibilities of Mr. Payne.

Restricted Stock Agreement with Lawrence Lehoux

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “RSA”) under the Plan with Lawrence Lehoux, the Company’s Chief Technology Officer, President and a Director. Pursuant to the RSA, the Company granted Mr. Lehoux 2,000,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the RSA. Notwithstanding the foregoing, the Restricted Shares shall become immediately vested upon a change of control of the Company.

Restricted Stock Agreement with Brian S. Payne

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Payne RSA”) under the Plan with Brian S. Payne, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Pursuant to the Payne RSA, the Company granted Mr. Payne 3,000,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Payne RSA. Notwithstanding the foregoing, the Restricted Shares shall become immediately vested upon a change of control of the Company.

Restricted Stock Agreement with Donald Strilchuck

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Strilchuck RSA”) under the Plan with Donald Strilchuck, a member of the Company’s Board. Pursuant to the Strilchuck RSA, the Company granted Mr. Strilchuck 250,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Strilchuck RSA. Notwithstanding the foregoing, the Restricted Shares shall become immediately vested upon a change of control of the Company.

Restricted Stock Agreement with George Dragicevic

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Dragicevic RSA”) under the Plan with George Dragicevic a member of the Company’s Board. Pursuant to the Dragicevic RSA, the Company granted Mr. Dragicevic 250,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Dragicevic RSA. Notwithstanding the foregoing, the Restricted Shares shall become immediately vested upon a change of control of the Company.

Restricted Stock Agreement with Harold Andre Aubrey de Lavenu

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Lavenu RSA”) under the Plan with Harold Andre Aubrey de Lavenu, a Vice President and Director of the Company. Pursuant to the Lavenu RSA, the Company granted Mr. Lavenu 250,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Lavenu RSA. Notwithstanding the foregoing, the Restricted Shares shall become immediately vested upon a change of control of the Company.

Restricted Stock Agreement with Jeffrey Thomas

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Thomas RSA”) under the Plan with Jeffrey Thomas, a member of the Company’s Board. Pursuant to the Thomas RSA, the Company granted Mr. Thomas 250,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Thomas RSA. Notwithstanding the foregoing, the Restricted Shares shall become immediately vested upon a change of control of the Company.

Restricted Stock Agreement with Josef Tukacs

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Tukacs RSA”) under the Plan with Josef Tukacs, a member of the Company’s Board. Pursuant to the Tukacs RSA, the Company granted Mr. Tukacs 250,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Tukacs RSA. Notwithstanding the foregoing, the Restricted Shares shall become immediately vested upon a change of control of the Company.

OTCQB Venture Market®

The Company’s common shares commenced trading on the OTCQB Venture Market® beginning on September 8, 2022.

Planned Name and Direction Change

The Company is in the process of seeking to complete a name change and planned change in direction. The Company intends to focus on the digital media and technology space and intends to launch technology products, beginning in Fall of 2022. Under the requirements of the Canada Business Corporations Act, the Company intends to hold a Special Shareholder Meeting in the future to allow shareholders to comment and vote on the proposed changes.

WordPresto

On September 16, 2022, the Company announced the planned launch of its newest technology product, WordPresto. WordPresto is a both a product and service that seeks to provide people with a customized web design experience that utilizes WordPress as the core content management system as its web platform. WordPresto aims to provide interactive and customized web design technologies and services coupled with affordable ongoing support and maintenance. Our team aims to work from the ground up to quickly and affordably create an eloquent website that gives users a custom look and feel. With WordPresto, all you need to do is communicate your needs, provide ongoing feedback and let our experts do the rest. It starts with selecting a website package that best suits your company’s needs based on the industry, overall goals and objectives, and other marketing efforts that are in place. Each website package includes image and software licensing, professional design and development, updates and security patches, enterprise hosting, project management, and ongoing support and maintenance.

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

The accompanying condensed consolidated financial statements have been prepared in contemplating continuation of the Company as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company had an accumulated deficit of $46,991,528 At September 30, 2022and had no committed source of debt or equity financing. The Company did not have any operating revenue until the acquisition of Clear Com Media, Inc. on July 9, 2021 and such amounts are not expected to be sufficient to sustain ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has relied on the issuance of loans payable and convertible debt instruments to finance its expenses, including notes that are in default, as described in Notes 5, 6, 7, and 8. The Company will continue to raise additional capital through placement of our common stock, notes or other securities in order to implement its business plan or additional borrowings, including from related parties. The COVID-19 pandemic has hindered the Company’s ability to raise capital. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash position may not be sufficient to support the Company’s daily operations or its ability to undertake any business activity that will generate net revenue.

Results of Operations for the Three-Months Ended September 30, 2022 and 2021::

The following tables reflect our operating results for the three-months ended September 30, 2022 and 2021, respectively:

	Three-months ended
Operating Summary	Sept 30 2022	Sept 30, 2021	Change
Revenues, net	$135,856	$272,106	100%
Cost of Goods Sold	-	-	-
Gross Profit	135,856	272,106	-
Operating Expenses	622,238	917,142	(32.2%	)
Loss from Operation	486,382	644,976	(24.6%	)
Other Expense	(86,155)	73,964	(216.4%	)
Net Loss	$257,035	$623,035	58.7%

Revenue

We commenced and continue to have revenue on a regular basis.

Operating Expenses

During the three months ended September 30, 2022, our operating expenses were $622,238 compared to $917,142 during the three months ended September 30, 2021. During the three months ended September 30, 2022, our operating expenses were comprised of salary and consulting fees of 56,751, and general and administrative expenses of $419,537. By comparison, during the three months ended September 30, 2021, our operating expenses were comprised of salary and consulting fees of $308,782, stock-based compensation expense of $75,750, and general and administrative expenses of $478,896.

Other Income and Expense Items

During the three months ended September 30, 2022, our other income, net was $86,155 compared to expenses of $73,964 during the three months ended September 30 2021. During the three months ended September 30, 2022, our other income and expense items were comprised of interest income of $125,140 foreign exchange loss of $187. By comparison, during the three months ended September 30, 2021, our other income and expense items were comprised of interest expense of $71,567, interest income of $87, and foreign exchange gain of $35,651. The decrease during the period is due to a decrease in interest expense driven by the conversion of certain debt instruments to shares in 2021

Income Taxes

As of September 30, 2022, the Company has net operating loss carryforwards of approximately $46,991,236 that may be available to reduce future years’ taxable income. As of September 30, 2022, the Company has a deferred tax asset of approximately $3,500,000 which has been completely offset by a valuation allowance. The Company believes that it is more likely than not that the carryforwards will expire unused as the Company has not been able to commence revenue-generating activities to date.

Net Loss

Our net loss during the three months ended September 30, 2022 was $400,227 compared to a net loss of $718,940 during the three months ended September 30, 2021 due to the factors discussed above.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, our liquid assets consisted of cash of $148,151 and $193,198, respectively.

As of September 30, 2022, our indebtedness includes accrued interest of $1,422,531, accrued interest to related parties of $2,005,735, as well as loans payable, loans payable to related parties, convertible notes, and convertible notes to related parties totaling $5,196,349. We expect our operating and administrative expenses to be at least $1,800,000 annually.

Loans payable - related party consists of the following At September 30, 2022and December 31 2021:

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

Convertible notes payable consists of the following At September 30, 2022 and December 31 2021:

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

	70,000	-
Poet Capital LLC	29,000
Sixth Street Lending LLC	53,750	721,472
Repayment	(35,600)	78,142
Total convertible notes payable	838,622
Less unamortized debt discount	78,142	643,330
		643,330
Total convertible notes payable, net of unamortized debt discount	760,480
Convertible notes payable, less current portion	$-	$-

Convertible notes - related party consists of the following At September 30, 2022 and December 31 2021:

	2022	2021

Convertible notes, in default, due to Joseph Byrne, former CEO, and current President and member of the board of CEN, bearing interest at 12% per annum. This note is convertible to 76,123 common shares and matured on August 17, 2020.	$121,796	$121,796

Convertible notes with beneficial conversion features due to the parents of Jeffery Thomas, a Director of CEN, bearing interest at 5% per annum. These notes are convertible to 94,488 common shares with a maturity date of May 24, 2022.	48,000	48,000

Convertible note, in default, due to the spouse of Bill Chaaban, former CEO of CEN, which bears an interest at 12% per annum. This note was convertible to 867,576 common shares and matured on August 17, 2020. Effective August 17, 2021, the note was amended and reclassified as the conversion feature was removed, see Note 10.	-	-

Convertible notes due to Harold Aubrey de Lavenu, a Director of CEN, bearing interest at 5% per annum. On October 12, 2021, this note was converted to 548,980 common shares.	-	-

Convertible note due to Alex Tarrabain, former CFO and a Director of CEN, bearing interest at 5% per annum. On April 10, 2021, this note was converted to 30,000 common shares.	-	-

Convertible note due to Darren Ferris, brother of Ameen Ferris, a former Vice President and a Director of CEN, bearing interest at 5% per annum. On April 26, 2021, this note was converted to 12,500 common shares.	-	-

Total convertible notes payable – related parties	169,796	169,796

Less unamortized debt discount	7,157	7,157

Total convertible notes payable - related parties (all current)	$162,639	$162,639

We intend to fund our expenses through the issuance and sale of additional securities. We do not have any commitments from any persons to purchase any securities and there can be no assurance that we will be able to raise sufficient funds to pay our liabilities as they become due and payable.

Nine Months ended September 30, 2022 and 2021

Cash Flows from Operating Activities

During the nine months ended September 30, 2022, we used $511,253 in operating activities compared to $256,032 used in operating activities during the nine months ended September 30, 2021. The increase in the use of operating cash between the two periods related primarily to a increase in our overall net loss driven by decreased levels of interest expense and collections on other receivables, as offset by an unfavorable change in exchange rates.

Cash Flows from Investing Activities

Our use of cash flow for investing activities during the nine months ended September 30, 2022 was $0 compared to $66,371 during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, our use of cash flows for investing activities were comprised of advances to CEN Ukraine of $50,000 and other purchases of Equipment related to Clear Comm Media. By comparison, during the nine months ended September 30, 2022, we did not have any cash flows from investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, we received $619,817 through issuance of convertible notes to investors to fund our working capital requirements. During the nine months ended September 30, 2021, we received $460,830 through issuance of convertible notes to investors to fund our working capital requirements.

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

No pronouncements were adopted by the Company during the quarter ended September 30, 2022.

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

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective.

Management recognized the need for additional resources in the area of accounting and financial reporting controls and procedures. As a result, we have outsourced the accounting and financial reporting oversight roles to a qualified accounting firm with public company reporting expertise.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2022, the Company made the following issuances of shares of its common stock pursuant to certain Employment Agreements and Restricted Stock Agreements:

●

On August 26, 2022, the Company agreed to issue Mr. Lehoux 1,750,000 shares of the Company’s common stock subject to the provisions of a Restricted Stock Agreement under the Company’s 2021 Equity Compensation Plan (the “Plan”)

●	On August 26, 2022, the Company agreed to issue Mr. Payne 2,750,000 shares of the Company’s common stock subject to the provisions of a Restricted Stock Agreement under the Plan.

●

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “RSA”) under the Plan with Lawrence Lehoux, the Company’s Chief Technology Officer, President and a Director. Pursuant to the RSA, the Company granted Mr. Lehoux 2,000,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the RSA.

●

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Payne RSA”) under the Plan with Brian S. Payne, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Pursuant to the Payne RSA, the Company granted Mr. Payne 3,000,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Payne RSA.

●

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Strilchuck RSA”) under the Plan with Donald Strilchuck, a member of the Company’s Board. Pursuant to the Strilchuck RSA, the Company granted Mr. Strilchuck 250,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Strilchuck RSA.

●

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Dragicevic RSA”) under the Plan with George Dragicevic a member of the Company’s Board. Pursuant to the Dragicevic RSA, the Company granted Mr. Dragicevic 250,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Dragicevic RSA.

●

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Lavenu RSA”) under the Plan with Harold Andre Aubrey de Lavenu, a Vice President and Director of the Company. Pursuant to the Lavenu RSA, the Company granted Mr. Lavenu 250,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Lavenu RSA.

●

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Thomas RSA”) under the Plan with Jeffrey Thomas, a member of the Company’s Board. Pursuant to the Thomas RSA, the Company granted Mr. Thomas 250,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Thomas RSA.

●

On August 29, 2022, the Company entered into a Restricted Stock Agreement (the “Tukacs RSA”) under the Plan with Josef Tukacs, a member of the Company’s Board. Pursuant to the Tukacs RSA, the Company granted Mr. Tukacs 250,000 shares of the Company’s common stock (the “Restricted Shares”) under the Plan to vest as set forth in the Tukacs RSA.

During the quarter ended September 30, 2022, CEN entered into loans and associated extension agreements with various parties and also settled an accrued liability. In consideration for such loans and associated extensions, along with the settlement of an accrued liability, CEN granted various individuals a total aggregate amount of 2,186,703 unregistered shares of common stock of CEN during the quarter ended September 30, 2022.

The above issuances of shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder or in reliance on the provisions of Regulation S promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

CEN has a payment default with respect to certain unsecured convertible loans payable to private investors and related parties, in the principal amount of $805,969 and which bear interest at 5% per annum which were due prior to September 30, 2022. The aggregate amounts due under these loans as of September 30, 2022, including accrued interest, is approximately $1,500,000. Interest and default interest and related fees currently accrue at approximately $96,000 per quarter.

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

10.2

Termination of Patent Purchase and Assignment Agreement dated July 19, 2022 by and between the Company and Emergence Global Enterprises Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).

10.3

Executive Employment Agreement between CEN Biotech, Inc. and Lawrence Lehoux dated August 26, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022).

10.4

Executive Employment Agreement between CEN Biotech, Inc. and Brian S. Payne dated August 26, 2022. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022).

10.5

Restricted Stock Agreement between CEN Biotech, Inc. and Lawrence Lehoux dated August 29, 2022. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022).

10.6

Restricted Stock Agreement between CEN Biotech, Inc. and Brian S. Payne dated August 29, 2022. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022).

10.7

Restricted Stock Agreement between CEN Biotech, Inc. and Donald Strilchuck dated August 29, 2022. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022).

10.8

Restricted Stock Agreement between CEN Biotech, Inc. and George Dragicevic dated August 29, 2022. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022).

10.9

Restricted Stock Agreement between CEN Biotech, Inc. and Harold Andre Aubrey de Lavenu dated August 29, 2022. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022).

10.10

Restricted Stock Agreement between CEN Biotech, Inc. and Jeffrey Thomas dated August 29, 2022. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022).

10.11

Restricted Stock Agreement between CEN Biotech, Inc. and Josef Tukacs dated August 29, 2022. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022).

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

Dated: November 14, 2022

CEN BIOTECH, INC.

By:	/s/ Brian S. Payne
Name:	Brian S. Payne
Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2022	/s/ Brian S. Payne
Name: Brian S. Payne
Title: Chief Financial Officer (Principal Financial and Accounting Officer)